Form 10-K/A
period 2022-12-31
TravelCenters of America Inc. /MD/
filed 2023-04-26
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

TravelCenters of America Inc.

(Exact name of registrant as specified in its charter)

Commission File Number: 001-33274

Maryland (State or other jurisdiction of incorporation or organization)	27-5701514 (I.R.S. Employer Identification No.)

24601 Center Ridge Road

Westlake, OH 44145-5639

(Address of principal executive offices)

(440) 808-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Shares of Common Stock, $0.001 Par Value Per Share	TA	The Nasdaq Stock Market
8.25% Senior Notes due 2028	TANNI	The Nasdaq Stock Market
8.00% Senior Notes due 2029	TANNL	The Nasdaq Stock Market
8.00% Senior Notes due 2030	TANNZ	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the shares of common stock, $0.001 par value, or common stock, of the registrant held by non-affiliates was $429.7 million based on the $34.47 closing price per share of common stock on The Nasdaq Stock Market LLC (the “Nasdaq”) on June 30, 2022. For purposes of this calculation, an aggregate of 2,389,992 shares of common stock held directly by, or by affiliates of, the directors and the officers of the registrant, plus 1,184,797 shares of common stock held by Service Properties Trust, have been included in the number of shares of common stock held by affiliates.

On April 20, 2023, the registrant had a total of 15,099,648 shares of common stock outstanding.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID:34	Deloitte & Touche LLP	Cleveland, Ohio
PCAOB ID:49	RSM US LLP	Cleveland, Ohio

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed on March 1, 2023 (the “Original Filing” and, together with this Amendment, the “Annual Report”) by TravelCenters of America Inc. (the “Company,” “we,” “us” or “our”). We are filing this Amendment solely for the purpose of providing the information required in Part III of the Annual Report as a definitive annual meeting proxy statement containing such information will not be filed within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the Securities and Exchange Commission (“SEC”). Information on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report.

 PART III

Adam D. Portnoy, 52, Managing Director

DIRECTOR SINCE 2018

CHAIR OF OUR BOARD SINCE 2019

BOARD COMMITTEES

None

PROFESSIONAL EXPERIENCE:

- President and chief executive officer of The RMR Group Inc. ("RMR Inc."), since shortly after its formation in 2015.
- President and chief executive officer of RMR since 2005, and director from 2006 to June 5, 2015 when RMR became a majority owned subsidiary of RMR Inc. and RMR Inc. became RMR's managing member.
- Managing director of AlerisLife Inc. from 2018 until its acquisition by ABP Trust in March 2023 and its sole director since that acquisition, and chair of its board from 2019 to March 2023.
- Director of Tremont Realty Capital LLC since March 2016 and served as its president and chief executive officer from March 2016 to December 2017.
- Sole trustee, controlling shareholder and an officer of ABP Trust.
- Director and controlling shareholder of Sonesta International Hotels Corporation and its parent.
- Director of RMR Advisors LLC from 2007 to 2021 when it merged with Tremont Realty Capital LLC and its president from 2007 to 2017 and its chief executive officer from 2015 to 2017.
- President and chief executive officer of Seven Hills Realty Trust (then known as RMR Real Estate Income Fund) from 2007 to 2015.
- President of Office Properties Income Trust from 2009 to 2011.
- Managing trustee of Tremont Mortgage Trust from 2017 until it merged with Seven Hills Realty Trust in September 2021.
- Managing trustee of Select Income REIT from 2011 until it merged with a wholly owned subsidiary of Office Properties Income Trust in December 2018.
- Served in various positions in the finance industry and public sector, including working as an investment banker at Donaldson, Lufkin & Jenrette and working in private equity at DLJ Merchant Banking Partners and at the International Finance Corporation (a member of The World Bank Group).
- Founded and served as chief executive officer of a privately financed telecommunications company.
- Honorary Consul General of the Republic of Bulgaria to Massachusetts.
- Chair of the board of directors of the Pioneer Institute.
- Executive committee member of the board of directors of the Greater Boston Chamber of Commerce.
- Member of AJC New England's Leadership Board.
- Previously served on the board of governors for the National Association of Real Estate Investment Trusts and the board of trustees of Occidental College.

OTHER RMR PUBLIC CLIENT BOARDS[(1)]:

- Service Properties Trust (since 2007)
- Diversified Healthcare Trust (since 2007)
- Office Properties Income Trust (since 2009)
- Seven Hills Realty Trust, including its predecessor companies (since 2009)
- The RMR Group Inc. (since 2015)
- Industrial Logistics Properties Trust (since 2017)

OTHER NON-RMR MANAGED PUBLIC COMPANY BOARDS:

- None

QUALIFICATIONS

Mr. Portnoy brings to our Board extensive experience in, and knowledge of, the asset management and CRE industries and REITs, gained in part through his key leadership position with RMR and its subsidiaries, his public company director service, and his demonstrated management ability. Mr. Portnoy also possesses experience in investment banking and private equity, as well as institutional knowledge earned through prior service on our Board and deep knowledge of our business. Mr. Portnoy identifies as Caucasian and as male. Mr. Portnoy qualifies as a Managing Director in accordance with the requirements of our Bylaws.

Our Nominating and Governance Committee and our Board believe that, because Mr. Portnoy is the president and chief executive officer of RMR and the business of all the companies (including our Company) for which he serves as a managing trustee or managing director is integral to his day to day work, service on these additional boards does not impair the amount of attention or time that Mr. Portnoy spends on service on our Board. Our Board believes that Mr. Portnoy's extensive familiarity with our day to day business provides valuable insight for our Board.

Risk Oversight/Management	**Human Capital Management**	**Financial Literacy**	**Public Company Board**
REIT/Real Estate	**Investment Expertise**	**ESG**	**Public Company Executive**
Government/Public Policy

Executive Officers

Our executive officers serve at the discretion of our Board. There are no family relationships among any of our Directors or executive officers.

Jonathan M. Pertchik

Age: 56

Chief Executive Officer since 2019

Mr. Pertchik's background and qualifications are described above.

Barry A. Richards

Age: 70

President since 2018

Mr. Richards served as our Chief Operating Officer from January 2018 until February 2020, Executive Vice President from January 2010 through 2017, Senior Vice President, Food Operations from March 2008 through December 2009, Vice President, Restaurants from September 2007 through February 2008 and Regional Vice President from January 2007 through August 2007. Prior to that time, he held various operations management positions with our predecessor since 2000. Mr. Richards was also a senior vice president of RMR from January 2018 until February 2020. Mr. Richards identifies as Caucasian and as male.

Peter J. Crage

Age: 61

Executive Vice President, Chief Financial Officer and Treasurer since 2020

Mr. Crage has been a senior vice president of RMR since 2020. From August 2017 through October 2018, he served as chief financial officer of Diamond Resorts, a $1 billion private equity-owned organization with 350 plus vacation destinations in 35 countries around the world. He also previously served as chief financial officer of SeaWorld Entertainment Inc. (NYSE: SEAS), a $1 billion theme park operator with 22,000 employees located across the U.S., and from August 2004 through June 2011 as executive vice president and chief financial officer of Cedar Fair Entertainment Company (NYSE: FUN), an owner and operator of amusement parks, water parks and hotels located in the U.S. and Canada. Mr. Crage identifies as Caucasian and as male.

Mark R. Young

Age: 60

Executive Vice President and General Counsel since 2007

Mr. Young has been a senior vice president of RMR since 2011. Previously, Mr. Young served as vice president of leasing and associate general counsel of RMR from 2006 to 2007. Prior to that time, he served as assistant vice president and associate general counsel of RMR since 2001. Prior to 2001, Mr. Young held various positions at CMGI, Inc., Staples, Inc., Wilmer, Cutler, Pickering, Hale and Dorr LLP and Sullivan & Worcester LLP. Mr. Young identifies as Caucasian, male and a member of the LGBTQ+ community.

Audit Committee

We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable listing rules of the Nasdaq and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act: Joseph L. Morea (Chair), Barbara D. Gilmore, Lisa Harris Jones, Rajan C. Penkar and Elena B. Poptodorova. Our Board has determined that Ms. Gilmore meets the qualifications of an “audit committee financial expert” under SEC rules.

Code of Business Conduct and Ethics and Committee Governance

Our Board is committed to corporate governance that promotes the long term interests of our stockholders. Our Board has established Governance Guidelines that provide a framework for effective governance. Our Board regularly reviews developments in corporate governance and updates our Governance Guidelines and other governance materials as it deems necessary and appropriate.

We have also adopted a Code of Business Conduct and Ethics (the “Code”) to, among other things, provide guidance to our and our subsidiaries’ directors, officers and employees and RMR, its officers and employees and its parent’s and subsidiaries’ directors, trustees, officers and employees to ensure compliance with applicable laws and regulations.

Our Board has an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee, Compensation Committee and Nominating and Governance Committee each have a written charter, and each Board committee reviews its written charter on an annual basis to consider whether any changes are required.

Our Audit Committee, Compensation Committee and Nominating and Governance Committee are each comprised entirely of Independent Directors under applicable Nasdaq rules who also meet the independence criteria applicable to audit committees and compensation committees under the Sarbanes-Oxley Act of 2002 and the SEC’s implementing rules under that law.

Our corporate governance materials are available for review in the governance section of our website, including our Governance Guidelines, the charter for each Board committee, the Code and information about how to report concerns or complaints about accounting, internal accounting controls or auditing matters and any violations or possible violations of the Code and how to communicate with our Directors, individually or as a group. To access these documents on our website, visit www.ta-petro.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code that apply to the principal executive officer, principal financial officer or controller, or persons performing similar functions, by posting such information on our website.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the fiscal year 2022 compensation of our named executive officers. For fiscal 2022, our named executive officers were:

Jonathan M. Pertchik, our Managing Director and Chief Executive Officer

Barry A. Richards, our President

Peter J. Crage, our Executive Vice President, Chief Financial Officer and Treasurer

Mark R. Young, our Executive Vice President and General Counsel

Compensation Overview

We strive to maintain an executive compensation program which reflects best practices. We compensate our executive officers with a combination of base salary, cash bonus and equity compensation awards. Our executive compensation program is intended to recognize each executive officer’s scope of responsibilities, reward demonstrated performance and leadership and motivate continued employment and high levels of service. One of our executive officers, Jonathan M. Pertchik, is also an executive officer of RMR which provides business management services to us. The cash compensation we pay to Messrs. Pertchik, Young and Crage is based on a percentage allocation of their business time and efforts to RMR and to us. Because at least 80% of Messrs. Pertchik’s, Young’s and Crage’s business time during 2022, was devoted to services to us, 80% of their cash compensation (that is, the combined base salary and cash bonus we and RMR pay to them) was paid by us, and the remainder was paid by RMR. We believe the allocation of the compensation we paid to Messrs. Pertchik, Young and Crage reasonably reflected their division of business time and efforts; however, periodically Messrs. Pertchik, Young and Crage may divide their business time and efforts differently than they do currently and their compensation from us may become disproportionate to this division.

The competition for executive talent is strong both nationally and locally where we are headquartered. Our ability to attract, retain and appropriately reward our executive officers is essential to our business. Our Compensation Committee’s goals are to have comprehensive compensation programs that incentivize and reward executives toward achievement of our operational, financial and strategic goals. This includes maintaining a “pay-for-performance” culture, in which substantial portions of total compensation are “at risk” and based upon attainment of our business objectives and our executives’ performance and skills. Our compensation program is also designed to align executives’ interests with those of our shareholders and to incentivize our executives based upon our performance. Awards of equity-based compensation encourage executives to focus on long-term growth and are tied to the interests of our shareholders.

Summary of Fiscal 2022 Named Executive Officer Compensation.

In fiscal 2022, we paid each of our named executive officers cash compensation for services provided by the officers to us. The cash compensation comprised base salary and discretionary cash bonus.

We did not provide guaranteed cash bonuses to our named executive officers during fiscal 2022 and did not set specific performance targets on which bonuses would be payable to them. Instead, the annual cash bonuses we paid to our named executive officers in fiscal 2022 were based on a performance evaluation conducted by our Board Chair and Managing Director with respect to Mr. Pertchik, and by our Managing Director and Chief Executive Officer regarding the other executive officers’ performances. These evaluations were presented to our Compensation Committee, and our Compensation Committee also evaluated our Managing Director and Chief Executive Officer’s performance as well as the performances of our other executive officers.

As part of these considerations, we awarded 100,000 shares of common stock of the Company (“Common Shares”) with a grant date fair value of $4,669,000 to Mr. Pertchik, 15,000 Common Shares to each of Messrs. Richards, Crage and Young with a grant date fair value of $700,350. With respect to Mr. Pertchik’s award of shares in 2022 our Compensation Committee determined to use a vesting schedule under which one tenth of the shares vested immediately upon grant and the remaining shares are scheduled to vest in nine equal consecutive annual installments commencing on the first anniversary of the date of award. With respect to the award of shares in 2022 to the other named executive officers, one fifth of the shares awarded vested on the award date and an additional one fifth are scheduled to vest on each of the next four anniversaries of the award date. The share awards are subject to the named executive officer continuing to render significant services as an employee or otherwise, to us, RMR or any company that is affiliated with us or RMR during the vesting period and to accelerated vesting under certain circumstances.

Messrs. Pertchik, Crage and Young also received equity awards from RMR Inc. and from the other public clients of RMR (the “Other RMR Clients”) and cash compensation from RMR, which cash amount reflected the 20% of their total cash compensation paid to them by us and RMR. The equity awards from RMR Inc. and the Other RMR Clients are determined by the compensation committees of RMR Inc. and the Other RMR Clients, respectively, which are comprised solely of independent board members.

Named Executive Officer Compensation Philosophy and Process.

The key principle of our compensation philosophy for all employees, including our named executive officers, is to pay for performance. We maintain a rigorous and thorough talent and compensation review process to ensure that our employees are in appropriate roles that maximize their full potential. This process also ensures that there is strong leadership guiding employees and that there is a succession and development plan for each role. Our goal is to make employee and leadership development an integral part of our culture, supporting each employee’s and our continued success.

Our named executive officer compensation planning process incorporates key areas of evaluation, including:

•	external market data;

•	internal benchmarking; and

•	quantitative and qualitative assessments of our company, group and individual performance.

Named Executive Officer Compensation Practices. Our pay for performance compensation philosophy is reflected in our compensation practices, which for 2022 included the following:

•	no guaranteed salary increases or guaranteed cash bonuses;

•	no specific performance targets on which bonuses would be paid;

•	no specific incentive or additional performance awards for exceeding specific revenue, profit or return targets;

•	no excessive perquisites;

•	no tax gross-ups;

•	annual assessment of named executive officer compensation against peer companies and best practices;

•	holistic performance evaluations; and

•	annual salary cap.

Components of the Named Executive Officers’ Compensation. Our executive compensation program includes an annual base salary, a cash bonus and an equity award. In addition to the Common Shares we award to our named executive officers, some of our named executive officers also receive equity awards from RMR Inc. and the Other RMR Clients and cash compensation from RMR as described above. The equity awards from RMR Inc. and the Other RMR Clients are determined by the compensation committees of RMR Inc. and the Other RMR Clients, respectively, which are comprised solely of independent board members. The cash bonuses we pay to our named executive officers are discretionary in amount and are based on a performance evaluation. The evaluation involves an analysis of both (i) our overall performance and (ii) the performance of the individual officer and his, her or their contributions, and services provided, to us. We believe this evaluation process allows us to link pay with performance in the closest way possible and provides us with the flexibility necessary to take all relevant factors into account in determining the bonus amounts, including the named executive officer’s ability to react to changing circumstances that impact our businesses.

We also annually award Common Shares to our named executive officers. In general, one fifth of the shares awarded vest on the award date and an additional one fifth are scheduled to vest on each of the next four anniversaries of the award date, subject to the named executive officer continuing to render significant services as an employee or otherwise, to us, RMR or any company that is affiliated with us or RMR during the vesting period and to accelerated vesting under certain circumstances. With respect to Mr. Pertchik’s award of shares in 2022, one tenth of the shares awarded vest on the award date and an additional one tenth are scheduled to vest on each of the next nine anniversaries of the award date, subject to those same service conditions. The table below describes the objectives supported by each of our primary compensation elements, along with an overview of the key design features of each element.

Compensation Element	What It Does		Key Measures
Base Salary	•	Provides a level of fixed pay appropriate to an executive’s role and responsibilities	•	Experience, duties and scope of responsibility
	•	Evaluated on an annual basis	•	Internal and external market factors

Discretionary Cash Bonus	•	Provides a competitive annual cash incentive opportunity	•	Based on holistic performance evaluation
	•	Links executives’ interests with shareholders’ interests
	•	Incentivizes and rewards superior individual and Company performance

Equity Compensation	•	Links executives’ interests with long-term interests of shareholders	•	Based on holistic performance evaluation
	•	Incentivizes and rewards superior individual and Company performance

Named Executive Officer Pay Mix. Our compensation program is designed so that the majority of compensation is performance based to promote alignment of our named executive officers’ interests with those of our shareholders.

The base salary payments of our named executive officers (which represent the fixed portion of their compensation packages) are reviewed annually and may be adjusted as we deem appropriate. We historically adjust salary payments on January 1, the first day of our fiscal year. During 2022, we paid each of our named executive officers a base salary of $300,000.

Our Compensation Committee considers a number of factors in determining bonus compensation, including our overall financial performance. For 2022, our Compensation Committee considered, among other things, the increase in our revenues, net income and adjusted earnings before interest, taxes and depreciation, our return to the Fortune 500 list, the successful completion of the transformation stage of our strategic plan, the completion of certain acquisitions, the opening of new travel centers, the refreshment of other locations, the expansion of our franchise operations and our ability to navigate uncertain macroeconomic and business conditions, including inflation, supply chain disruptions and labor availability and cost challenges (collectively, the “Significant Achievements”).

We also awarded Common Shares to each of our named executive officers in 2022 as described above.

Because the annual bonus and share award components are discretionary and based on a number of factors, there is no pre-set pay mix that applies to the compensation of our named executive officers as a whole.

Overview of 2022 Compensation Actions

Our Compensation Committee evaluated and administered our executive compensation program. This evaluation typically includes an assessment of our performance, the effectiveness of existing programs in achieving the goals of the program, developments in our business and goals, executive compensation best practices, tax and accounting considerations, investor feedback and such other factors as our Compensation Committee determines appropriate to consider from time to time. As part of this evaluation, our Compensation Committee received input from our Chief Executive Officer (with respect to executives other than himself) and from our Board Chair and Managing Director.

These evaluations also typically include an assessment of the risk associated with the program and each element thereof and also take into account developments in the overall market for executive talent. Our Compensation Committee does not engage in any formal compensation external benchmarking, but does take note of compensation practices and trends from an identified peer group of companies in making its decisions. For 2022, the peer group of companies which informed Compensation Committee decisions consisted of a core group comprised of (but not limited to) the following companies: Advance Autoparts Inc., Alimentation Couche-Tard Inc., Autozone Inc., Brinker International Inc., Caseys General Stores Inc., Cracker Barrel Old Country Store, Inc., Darden Restaurants Inc., Delek US Holdings, Inc., Jack In The Box Inc., Marathon Petroleum Corp., Murphy USA Inc., Rush Enterprises Inc., Sunoco LP, and Wendy’s Co.

Our Compensation Committee also does not have rules or policies with respect to allocation of compensation to short or long term vehicles or as between cash or non-cash elements of compensation; such determinations are made by our Compensation Committee on a discretionary basis under the facts and circumstances applicable from time to time.

In September 2022, the Chair of our Compensation Committee met with our Board Chair and Managing Director and the President and Chief Executive Officer of RMR, Adam D. Portnoy, and the chairs of the compensation committees of RMR Inc. and of the Other RMR Clients, which included: Diversified Healthcare Trust (“DHC”); Industrial Logistics Properties Trust (“ILPT”); Office Properties Income Trust (“OPI”); Service Properties Trust (“SVC”); Seven Hills Realty Trust (“SEVN”); and AlerisLife Inc. (“ALR”). The purposes of this meeting were, among other things, to discuss compensation philosophy and factors that may affect compensation decisions, to provide a comparative understanding of potential share awards by RMR Inc. and the Other RMR Clients and consider other market practices, including shareholder feedback received during shareholder outreach with respect to the percentage of executive officer compensation received in share awards. At a Compensation Committee meeting held in December 2022, the Compensation Committee conducted a review of the executive compensation and considered recommendations arising from the September 2022 meeting, recommendations provided by RMR, management and other factors, such as, with respect to the 2022 share awards: (i) the value of the proposed share awards; (ii) the historical awards previously awarded to these named executive officers and the corresponding values at the time of the awards; (iii) recommendations of RMR and management as presented by Messrs. Portnoy and Pertchik, as applicable; (iv) the value of share awards to executive officers providing comparable services at RMR and the Other RMR Clients; (v) the scope of, and any changes to, the responsibilities assigned to, or assumed by, these named executive officers during the past year and on a going forward basis; (vi) the length of historical services by these named executive officers; (vii) our Compensation Committee’s assessment of the quality of the services provided by these named executive officers in carrying out those responsibilities; and (viii) our financial and operating performance in the past year and our perceived future prospects. Our Compensation Committee considered these multiple factors in determining whether to increase or decrease the amounts of the prior year’s awards. There was no formulaic approach in the use of these various factors in determining the number of shares to award to each named executive officer. The share amounts we awarded were determined by our Compensation Committee on a discretionary basis, using the various factors. The named executive officers were not involved in determining or recommending the amount or form of compensation they received from us. The share amounts awarded by RMR Inc. and the Other RMR Clients were determined by their respective compensation committees.

Analysis of 2022 Cash Compensation

As discussed above, our compensation program is designed so that the majority of compensation is performance based to promote alignment of our named executive officers’ interests with those of our shareholders. Our Compensation Committee determines the cash compensation of Messrs. Pertchik, Crage and Young, and RMR pays 20% of their total cash compensation paid by us and RMR; our Compensation Committee recommends to our Board, and our Board approves, the cash compensation we pay to Mr. Richards.

Base Salary. The base salary payments for our named executive officers (which represents the fixed portion of their compensation packages) are reviewed annually and may be adjusted as we deem appropriate. We have historically set annual caps on annual base salary for our executive officers, with a cap for 2022 of $300,000. We historically adjust salary payments on January 1, the first day of our fiscal year. We paid each of our named executive officers an annual base salary of $300,000. These annual base salary levels are consistent with our pay for performance philosophy, which emphasizes “at risk” compensation as a larger proportion of named executive officer compensation.

Annual Cash Bonuses. Annual cash bonuses are a key component of our named executive officer compensation and represented the majority of the cash compensation we paid to each of our named executive officers for 2022. We did not provide guaranteed cash bonuses to any of our named executive officers for 2022 and did not set specific performance targets on which bonuses would be payable. Instead, the annual cash bonuses we paid to our named executive officers for 2022 were discretionary in amount and were based on a performance evaluation conducted by our Compensation Committee and, with respect to Mr. Richards, our Board. The evaluation by our Compensation Committee and Board, as applicable, involved an analysis of both (i) our overall performance and (ii) the performance of the individual officer and his, her or their contributions to us. We believe this evaluation process allowed us to link pay with performance in the closest way possible and provided us with the flexibility necessary to take all relevant factors into account in determining the bonus amounts, including our named executive officers’ ability to react to changing circumstances that impact our business.

We believe our compensation process provided us with a better compensation structure than a formulaic bonus structure based solely on the achievement of specific pre-established performance targets which may not capture all appropriate factors that materially impacted us or the individual named executive officer’s performance. In 2022, we increased bonus compensation as compared to fiscal 2021 after considering the factors noted above and in recognition of the Significant Achievements, among other considerations.

Analysis of Fiscal 2022 Equity Awards

The TravelCenters of America Inc. Second Amended and Restated 2016 Omnibus Equity Plan (the “Equity Compensation Plan”) rewards our named executive officers and other employees and aligns their interests with those of our shareholders. We award shares under the Equity Compensation Plan to recognize our named executive officers’ scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of our executives with those of our other shareholders and motivate our executives to remain our employees and to continue to provide services to us through the term of the awards. Our Compensation Committee considered these multiple factors in determining whether to increase or decrease the amounts of the prior year’s awards.

Under its charter, our Compensation Committee evaluates, approves and administers our equity compensation plans, including the Equity Compensation Plan. Our Compensation Committee has historically determined to use awards of Common Shares under the Equity Compensation Plan rather than seek to issue stock options as equity compensation. We believe that the use of share awards vesting over time rather than stock options mitigates the incentives for our management to undertake undue risks and encourages management to make long term and appropriately risk balanced decisions.

Our Compensation Committee also considers the equity awards granted to our named executive officers by RMR Inc. and the Other RMR Clients in determining the appropriate award of Common Shares to our named executive officers. In fiscal 2022, our Compensation Committee considered the foregoing factors and the factors set forth above in “Overview of Fiscal 2022 Compensation Actions” and decided to award an aggregate of 145,000 Common Shares to our named executive officers which represents the same number of Common Shares awarded to each of the respective officers in fiscal 2021.

Our Compensation Committee has imposed, and may impose, vesting and other conditions on the awarded Common Shares because it believes that time based vesting encourages the recipients of the share awards to remain employed by us and to continue to provide services to us. For named executive officers other than our Chief Executive Officer, our Compensation Committee typically uses a vesting schedule under which one fifth of the shares subject to the award vest immediately and the remaining shares are scheduled to vest in four equal, consecutive annual installments commencing on the first anniversary of the date of the award, subject to continued employment or service requirements. With respect to Mr. Pertchik’s award of shares in 2022 our Compensation Committee determined to use a vesting schedule under which one tenth of the shares subject to the award vested immediately and the remaining shares are scheduled to vest in nine equal consecutive annual installments commencing on the first anniversary of the date of award, subject to continued employment or service requirements. Our Compensation Committee utilizes these time based vesting schedules to provide an incentive to provide services for a long term and in consideration of the tax treatment of the share awards to us and to the recipients. As noted above, in the event a recipient who received a share award ceases to render significant services as an employee or otherwise, to us, RMR or any company that is affiliated with us or RMR during the vesting period, we may cause the forfeiture of the Common Shares that have not yet vested. As with other issued Common Shares, vested and unvested shares awarded under the Equity Compensation Plan are entitled to receive distributions that we make, if any, on the Common Shares.

Because the consideration of share awards by our Compensation Committee is determined on a regular schedule (i.e., in December for our officers and employees and at the first meeting of our Board after the annual meeting of shareholders for the Directors), any proximity of any awards to earnings announcements or other market events is coincidental.

Our Compensation Committee believes that its compensation philosophy and programs are designed to foster a business culture that aligns the interests of our named executive officers with those of our shareholders. Our Compensation Committee believes that the equity compensation of our named executive officers is appropriate to the goal of providing shareholders dependable, long term returns.

Employment Agreements; Severance Arrangements

We had no employment agreements with our named executive officers or any of our other employees during the fiscal year ended December 31, 2022. On February 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BP Products North America Inc., a Maryland corporation (“BP”), and Bluestar RTM Inc., a Maryland corporation and an indirect wholly-owned subsidiary of BP (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of BP, subject to the terms and conditions of the Merger Agreement. In connection with the Merger, we entered into executive agreements with our named executive officers, which are described in our definitive proxy statement filed on April 3, 2023 with the SEC in respect of the special meeting of stockholders we are convening to consider approval of the Merger.

Pursuant to the Equity Compensation Plan, awards of restricted Common Shares to our named executive officers provide for accelerated vesting in the event of certain termination and change in control events (as defined in the applicable award documentation). Our Compensation Committee has determined that such provisions are consistent with market practice and appropriate to further its goals of recruitment and retention. The vesting of the awards of restricted Common Shares to our named executive officers will be accelerated in connection with the Merger. For further information regarding the vesting of shares in the event of certain termination and change in control events, please see the below “Potential Payments upon Termination or Change of Control” section.

Accounting and Tax Considerations

Our Compensation Committee takes note of the tax and accounting consequences of the compensation program for our named executive officers; however, those consequences do not dictate our Compensation Committee’s decisions, which are instead based on our Compensation Committee’s view of our overall best interests.

REPORT OF OUR COMPENSATION COMMITTEE

The Compensation Committee (our “Compensation Committee”) of the Board of Directors (our “Board of Directors”) of TravelCenters of America Inc., has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

Rajan C. Penkar, Chair
Barbara D. Gilmore
Lisa Harris Jones

Executive Compensation

The following tables and footnotes summarize the total compensation we paid to our Chief Executive Officer, President, Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President and General Counsel who were serving as such officers as of December 31, 2022, or our “named executive officers.” The compensation information for the persons included in the compensation tables are for services rendered to us and our subsidiaries and does not include information regarding any compensation received by such persons for services rendered to RMR. Please see the “Related Person Transactions” section for further information regarding compensation received by the named executive officers. For information regarding the compensation paid by RMR and RMR Inc. to the named executive officers of RMR Inc., please see the documents filed by RMR Inc. with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and its Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Shareholders. RMR Inc.’s filings with the SEC are not incorporated by reference into this Amendment.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Jonathan M. Pertchik
Chief Executive Officer	2022	300,000	2,300,000	4,778,110	—	7,378,110
	2021	300,000	2,100,000	4,878,620	—	7,278,620
	2020	300,000	1,600,000	1,690,300	150,000	3,740,300
Barry A. Richards
President	2022	300,000	875,000	700,350	—	1,875,350
	2021	300,000	750,000	718,500	—	1,768,500
	2020	300,000	600,000	497,100	—	1,397,100
Peter J. Crage(3)
Executive Vice President, Chief Financial Officer and Treasurer	2022	300,000	800,000	700,350	—	1,800,350
	2021	300,000	720,000	718,500	—	1,738,500
Mark R. Young
Executive Vice President and General Counsel	2022	300,000	800,000	700,350	—	1,800,350
	2021	300,000	720,000	718,500	—	1,738,500
	2020	300,000	600,000	497,100	—	1,397,100

(1)	Represents the grant date fair value of Common Share awards in 2022, 2021 and 2020, as applicable, calculated in accordance with ASC 718 (which equals the closing price of the shares on the award date multiplied by the number of shares subject to the grant). No assumptions were used in this calculation. The values listed in this column for Mr. Pertchik for each of 2022, 2021 and 2020 include the value of 3,000 Common Shares awarded to him for services as a Managing Director in each of 2022, 2021 and 2020 and 100,000, 100,000 and 50,000 shares awarded to him in connection with his services as Chief Executive Officer in 2022, 2021 and 2020, respectively.

(2)	The amount listed in this column includes $150,000 for relocation expenses for Mr. Pertchik in 2020.

(3)	Only two years of information has been provided for Mr. Crage because he was not a named executive officer prior to 2021.

2022 Grants of Plan Based Awards

The following table shows the total Common Shares awarded by us to our named executive officers in their capacity as our officers in 2022 and does not include the shares awarded to Mr. Pertchik in his capacity as a Managing Director.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Jonathan M. Pertchik	12/12/2022	100,000	4,669,000
Barry A. Richards	12/12/2022	15,000	700,350
Peter J. Crage	12/12/2022	15,000	700,350
Mark R. Young	12/12/2022	15,000	700,350

(1)	Equals the number of Common Shares awarded multiplied by the closing price on the date of the award, which is also the grant date fair value under ASC 718. No assumptions were used in this calculation.

2022 Outstanding Equity Awards at Fiscal Year End

Share awards made by us to our Chief Executive Officer in 2022 and 2021 in that capacity provide that one tenth of each award vested on the date of the award and an additional one tenth vests on each of the next nine anniversaries of the award date, subject to continued employment or service. Share awards made by us to our Chief Executive Officer prior to 2021 in that capacity, and to our President, to our Executive Vice President, Chief Financial Officer and Treasurer and to our Executive Vice President and General Counsel provide that one fifth of each award vested on the date of the award and an additional one fifth vests on each of the next four anniversaries of the award date, subject to continued employment or service. In the event a recipient who has been granted a Common Share award ceases continuing to render significant services as an employee or otherwise, to the Company, RMR or any Other RMR Client or any company that is affiliated with us or RMR during the vesting period, at the Company’s option, the recipient shall forfeit the Common Shares that have not yet vested. Holders of unvested Common Shares awarded under the Equity Compensation Plan, receive distributions that we make, if any, on our Common Shares on the same terms as other holders of the Common Shares.

The following table shows the total Common Shares awarded by us to our named executive officers in their capacity as our officers that were unvested as of December 31, 2022.

		Stock Awards
Name	Year Granted	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Jonathan M. Pertchik	2022	90,000	4,030,200
	2021	80,000	3,582,400
	2020	20,000	895,600
	2019	10,000	447,800
Barry A. Richards	2022	12,000	537,360
	2021	9,000	403,020
	2020	6,000	268,680
	2019	4,800	214,944
Peter J. Crage	2022	12,000	537,360
	2021	9,000	403,020
	2020	11,400	510,492
Mark R. Young	2022	12,000	537,360
	2021	9,000	403,020
	2020	6,000	268,680
	2019	3,600	161,208

(1)	Common Share awards granted by us to our Chief Executive Officer in 2022 and 2021 provide that one tenth of each award vests on the date of the award and one tenth vests on each of the next nine anniversaries of the date of the award, and the other Common Share awards granted by us to our executive officers provide that one fifth of each award vests on the date of the award and one fifth vests on each of the next four anniversaries of the date of the award. The Common Shares granted in 2022, 2021, 2020 and 2019 were granted on December 12, 2022, December 13, 2021, December 2, 2020, and December 4, 2019, respectively.

(2)	Equals the number of Common Shares not vested multiplied by the closing price of the Common Shares on December 30, 2022.

2022 Stock Vested

The following table shows Common Share awards made in 2022 and prior years to our named executive officers that vested in 2022 and does not include the shares awarded to Mr. Pertchik in his capacity as a Managing Director.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jonathan M. Pertchik	40,000	1,936,920
Barry A. Richards	17,000	835,268
Peter J. Crage	11,700	565,872
Mark R. Young	15,000	734,196

(1)	Equals the number of vesting Common Shares multiplied by the closing price on the date that such Common Shares vested in 2022.

Potential Payments upon Termination or Change in Control

The Equity Compensation Plan and the form of share award agreement for awards made to our named executive officers provide for acceleration of vesting of all share awards upon the occurrence of (i) a change in control of the Company (a “Change in Control”) or (ii) RMR ceasing to be the manager or shared services provider to the Company or certain employment termination events (each, a “Termination Event”).

The following table describes the potential payments to our named executive officers upon a Change in Control or Termination Event, if such event had occurred on December 31, 2022.

Name	Number of Shares Vested Upon Change in Control or Termination Event (#)	Value Realized on Change in Control or Termination Event as of December 31, 2022 ($)(1)(2)
Jonathan M. Pertchik	200,000	8,956,000
Barry A. Richards	31,800	1,424,004
Peter J. Crage	32,400	1,450,872
Mark R. Young	30,600	1,370,268

(1)	Equals the number of Common Shares multiplied by the closing price of the Common Shares on December 30, 2022.

(2)	In connection with the Merger, we have entered into executive agreements with certain of our officers that provide for additional consideration to such officers upon consummation of the Merger as disclosed in our definitive proxy statement filed on April 3, 2023 with the SEC. The information in this table does not reflect the additional compensation that may be payable to such persons under the executive agreements.

Although we have no formal policy, plan or arrangement for payments to our employees in connection with the termination of their employment with us, we may in the future provide on a discretionary basis for the acceleration of vesting of Common Shares previously awarded to them under the Equity Compensation Plan or other payments or benefits depending on various factors we then consider relevant and if we believe it is in our best interests to do so.

For a discussion of the consequences of a Change in Control or Termination Event under our business management agreement with RMR, see the “Related Person Transactions” section.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the median of the annual total compensation we paid to our employees (excluding our principal executive officer), the annual total compensation we paid to our principal executive officer, Mr. Pertchik, and the ratio of these two amounts.

For 2022, our last completed fiscal year:

•	the median of the annual total compensation we paid to all employees of the Company (excluding Mr. Pertchik) was $28,579; and

•	the annual total compensation we paid to Mr. Pertchik, as reported in the Summary Compensation Table on page 17, was $7,378,110.

Based on this information, for 2022, the ratio of the annual total compensation we paid to Mr. Pertchik to the median of the annual total compensation we paid to all other employees was 258 to 1.

We identified the median employee by totaling (1) cash compensation (i.e., wages, overtime and bonus) as reflected on our payroll records for 2022 and (2) the value of Common Shares that were awarded in 2022, for all individuals (excluding our Chief Executive Officer), who we employed on December 31, 2022 (whether on a full-time or part-time basis). In addition, we annualized the wages of full-time employees who were hired during 2022 but did not work for us the entire year. We did not make any other assumptions, adjustments or estimates with respect to total cash compensation or stock compensation.

After identifying the median employee, we calculated annual total compensation for 2022 for the median employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table.

We believe that the pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

DIRECTOR COMPENSATION

Compensation of Directors

Our Board believes that competitive compensation arrangements are necessary to attract and retain qualified Independent Directors.

Under the currently effective Director compensation arrangements, each Independent Director receives an annual fee of $75,000 for services as a Director. The annual fee for any new Independent Director is prorated for the initial year. Each Independent Director who serves as a committee chair of our Audit Committee, Compensation Committee or Nominating and Governance Committee or as our liaison to our Gaming Compliance Committee also receives an additional annual fee of $25,000, $15,000, $15,000 and $15,000, respectively, and the Lead Independent Director also receives an additional annual cash retainer fee of $20,000 for serving in this role. Directors are reimbursed for travel expenses they incur in connection with their duties as Directors and for out of pocket costs they incur in connection with their attending certain continuing education programs, if any.

Each Independent Director and Managing Director also receives an award of Common Shares annually, which consisted of 3,000 Common Shares in 2022. Managing Directors do not receive cash compensation for their services as Directors.

Director Share Ownership Guidelines

Our Board believes it is important to align the interests of Directors with those of our stockholders, and for Directors to hold equity ownership positions in our Company. Accordingly, each Director is expected to retain at least 15,000 Common Shares (which number shall automatically adjust in respect of stock splits or similar events) whether vested or not, by the following times: (i) for persons serving as Directors as of June 10, 2021, by the date of our 2025 annual meeting of stockholders, and (ii) for persons elected as Directors after June 10, 2021: if such person initially became a Director by election by our stockholders, by the date of our annual meeting of stockholders held in the fourth year following the annual meeting of stockholders at which such Director was initially elected; or if such person initially became a Director by election by our Board, by the date of our annual meeting of stockholders in the fourth year following the first annual meeting of stockholders following the initial election of such Director to our Board. Compliance with these ownership guidelines is measured annually. Any Director who is prohibited by law or by applicable regulation of his, her or their employer from owning equity in our Company is exempt from this requirement. Our Nominating and Governance Committee may consider whether exceptions should be made for any Director on whom this requirement could impose a financial hardship.

As of April 20, 2023, all Directors have met or, within the applicable period, are expected to meet, these share ownership guidelines.

Fiscal Year 2022 Director Compensation

The following table details the total compensation of the Directors for the fiscal year ended December 31, 2022 for services as a Director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Barbara D. Gilmore	95,000	109,110	—	204,110
Lisa Harris Jones	90,000	109,110	—	199,110
Joseph L. Morea	100,000	109,110	—	209,110
Rajan C. Penkar	90,000	109,110	—	199,110
Jonathan M. Pertchik(3)	—	109,110	—	109,110
Elena B. Poptodorova	90,000	109,110	—	199,110
Adam D. Portnoy(3)	—	109,110	—	109,110

(1)	The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each Independent Director in 2022, consisting of a $75,000 annual cash fee and, for each of Ms. Poptodorova and Mr. Penkar and Mr. Morea, an additional $15,000, $15,000 and $25,000, respectively, for service as a committee chair in 2022. In addition, Ms. Harris Jones earned $15,000 for her service as our Board’s liaison to the Gaming Compliance Committee in 2022. Ms. Gilmore earned $20,000 in her role as Lead Independent Director in 2022.

(2)	With respect to each Director, equals 3,000 Common Shares multiplied by the closing price of such shares on June 9, 2022, the date of grant. Amounts shown are also the compensation cost for the award recognized by us for financial reporting purposes pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”) (which equals the closing price of the shares on the award date, multiplied by the number of shares subject to the award). No assumptions were used in this calculation. All Common Share awards are fully vested on the grant date.

(3)	Managing Directors do not receive cash compensation for their services as Directors. The compensation of Mr. Pertchik for his service as our Chief Executive Officer is not included here and is described above under “Executive Compensation.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee is comprised entirely of the three Independent Directors listed above. No member of our Compensation Committee is a current, or during 2022 was a former, officer or employee of ours. In 2022, none of our executive officers served (i) on the compensation committee of any entity that had one or more of its executive officers serving on our Board or our Compensation Committee or (ii) on the board of directors or board of trustees of any entity that had one or more of its executive officers serving on our Compensation Committee. Members of our Compensation Committee serve as independent trustees or independent directors and compensation committee members of Other RMR Clients. Ms. Gilmore serves as an independent trustee and compensation committee member of OPI and SEVN. Ms. Harris Jones serves as an independent trustee of ILPT and an independent trustee and compensation committee member of DHC. The disclosures regarding our relationships with these foregoing entities and certain transactions with or involving them under the section entitled “Related Person Transactions” are incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of the outstanding Common Shares by each Director, each of our named executive officers and our Directors and executive officers as a group, all as of April 20, 2023. Unless otherwise noted, to our knowledge, voting power and investment power in the Common Shares are exercisable solely by the named person and the principal business address of the named person is c/o TravelCenters of America Inc. 24601 Center Ridge Road, Westlake, Ohio 44145.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
Adam D. Portnoy	661,506	4.4%

Includes 621,853 Common Shares owned by RMR. Mr. Portnoy, ABP Trust and RMR Inc. may be deemed to beneficially own, and share voting and investment power over, the Common Shares owned by RMR. RMR is the majority owned subsidiary of RMR Inc. and Mr. Portnoy is the controlling shareholder of RMR Inc. through ABP Trust. Mr. Portnoy holds shares of beneficial interests in and is the sole trustee of, ABP Trust. Mr. Portnoy is also the president and chief executive officer of RMR and RMR Inc. and a director of RMR Inc.

As set forth in the below table, SVC beneficially owns 1,184,797 Common Shares. Adam Portnoy is a managing trustee of SVC and SVC is managed by RMR. Mr. Portnoy and RMR may not act to vote or sell the Common Shares owned by SVC without the authorization of the board of trustees of SVC, which is comprised of seven trustees. As a result, Mr. Portnoy has determined that he does not beneficially own the Common Shares owned by SVC and therefore the Common Shares owned by SVC are not referenced as beneficially owned by him in this table.

Jonathan M. Pertchik	310,872	2.1%
Barry A. Richards	82,744	Less than 1%	Includes 50,944 Common Shares jointly owned.
Mark R. Young	72,925	Less than 1%
Peter J. Crage	52,785	Less than 1%
Barbara D. Gilmore	33,900	Less than 1%	Includes 4,000 Common Shares owned by Ms. Gilmore’s husband.
Joseph L. Morea	22,400	Less than 1%
Lisa Harris Jones	21,900	Less than 1%
Rajan C. Penkar	12,000	Less than 1%
Elena B. Poptodorova	10,200	Less than 1%
All Directors and executive officers as a group (10 persons)	1,281,232	8.5%

*	Amounts exclude fractional shares.

**	The percentages indicated are based on 15,099,648 Common Shares outstanding as of April 20, 2023.

Principal Stockholders

Set forth in the table below is information about the number of Common Shares held by persons known to be the beneficial owners of more than 5.0% of the outstanding Common Shares based on filings with the SEC pursuant to Section 13(d) and Section 13(g) of the Exchange Act.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
Service Properties Trust Two Newton Place 255 Washington Street, Suite 300 Newton, Massachusetts 02458	1,184,797	7.8%	Based on a Schedule 13D filed with the SEC on February 22, 2023, by SVC, SVC beneficially owns and has sole voting and dispositive power over 1,184,797 Common Shares.
Nantahala Capital Management, LLC (“Nantahala”) 130 Main Street, 2nd Floor New Canaan, CT 06840	1,031,394	6.8%	Based on a Schedule 13G/A filed with the SEC on February 14, 2023, by Nantahala, Nantahala beneficially owns 1,031,394 Common Shares and has shared voting and dispositive power over 1,031,394 Common Shares.
BlackRock, Inc. (“BlackRock”) 55 East 52nd Street New York, NY 10055	935,232	6.2%	Based on a Schedule 13G filed with the SEC on February 1, 2023, by BlackRock, BlackRock beneficially owns 935,232 Common Shares and has sole voting power over 906,464 Common Shares and sole dispositive power over 935,232 Common Shares.

*	Beneficial ownership is shown as of December 31, 2022.

**	Our Charter and Bylaws place restrictions on the ability of any person or group to acquire beneficial ownership of more than 5.0% of any class of our equity shares. Additionally, the terms of our leases with SVC, our agreement with RMR and our credit agreement contain provisions whereby our rights under these agreements may be cancelled upon the acquisition by any person or group of more than 9.8% of our voting stock or upon other change in control events, as defined. If the violation of these ownership limitations causes a lease or contract default, stockholders causing the default may become liable to the Company or to other stockholders for damages. The ownership limitation in our Charter and Bylaws helps facilitate our compliance with our contractual obligations with SVC to not take actions that may conflict with SVC’s status as a REIT under the Code and is intended to help us preserve the tax treatment of our net operating losses and other tax benefits. Our governing documents generally provide that transfers of our shares to a person, entity or group that is then, or would become as a result, an owner of 5% or more of our outstanding shares under applicable standards would be void in total (or transferred to a trust) for transferees then already owning 5% or more of our shares, and for transferees that would otherwise become owners of 5% or more of our shares, to the extent the transfer would so result in such level of ownership by the proposed transferee and to the extent not approved by the Company. BlackRock, Nantahala and SVC, however, are each an Excepted Holder, as defined in our Charter, and therefore are not subject to the ownership limits in our governing documents, subject to certain limitations.

The percentages indicated are based on 15,099,648 Common Shares outstanding as of April 20, 2023.

Equity Compensation Plan Information

Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

Under the corporate governance listing standards of the Nasdaq, to be considered independent:

•	a director must not have a disqualifying relationship, as defined in the corporate governance section of the Nasdaq rules; and

•	a board must affirmatively determine that the director otherwise has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To facilitate the director independence assessment process, our Board has adopted written Governance Guidelines as described below.

Our Board is comprised of seven Directors, including five Independent Directors and two Managing Directors. Under our Bylaws, so long as the number of directors is less than five, at least one director must meet the qualifications of a Managing Director and, so long as the number of directors is five or greater, at least two directors must meet the qualifications of a Managing Director. Our Bylaws require that a majority of our Board be Independent Directors. Under our Bylaws, Independent Directors are Directors who are not employees of the Company or RMR, are not involved in the Company’s day to day activities and are persons who qualify as an independent director under the applicable rules of the Nasdaq and the SEC. As set forth in our Bylaws, Managing Directors are Directors who are not Independent Directors and who have been employees or officers of the Company or RMR or involved in the day to day activities of the Company for at least one year prior to such Director’s election.

Our Board affirmatively determines whether Directors have a direct or indirect material relationship with us, including our subsidiaries, other than serving as our Directors or trustees or directors of our subsidiaries. In making independence determinations, our Board observes the Nasdaq and SEC criteria, as well as the criteria set forth in our governing documents. When assessing a Director’s relationship with us, our Board considers all relevant facts and circumstances, not merely from the Director’s standpoint, but also from that of the persons or organizations with which the Director has an affiliation. Based on our Board’s review, our Board has determined that Barbara D. Gilmore, Lisa Harris Jones, Joseph L. Morea, Rajan C. Penkar and Elena B. Poptodorova currently qualify as independent directors under applicable Nasdaq and SEC criteria and as Independent Directors under our Bylaws. In making these independence determinations, our Board reviewed and discussed additional information provided by us and our Directors with regard to each of the Directors’ relationships with us, RMR or RMR Inc., the managing member of RMR, and the Other RMR Clients, including, for example, relevant information related to Mr. Penkar’s service as a director of USA Truck. Our Board determined that our business with USA Truck is not material to us and that Mr. Penkar’s service on the board of directors of USA Truck did not create a conflict of interest or impair Mr. Penkar’s judgment with respect to his responsibilities as an Independent Director. Our Board has concluded that none of these five Directors possessed or currently possesses any relationship that could impair her or his judgment in connection with her or his duties and responsibilities as a Director or that could otherwise be a direct or indirect material relationship under applicable Nasdaq and SEC standards.

Related Person Transactions

The descriptions of agreements in this “Related Person Transactions” section do not purport to be complete and are subject to, and qualified in their entirety by, reference to the actual agreements, copies of certain of which are filed as exhibits to our Annual Report.

A “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or a proposed transaction in which (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000 and (iii) any related person had, has or will have a direct or indirect material interest.

A “related person” means any person who is, or at any time since January 1, 2022 was:

•	a Director, a nominee for Director or an executive officer of ours;

•	known to us to be the beneficial owner of more than 5.0% of the outstanding Common Shares when a transaction in which such person had a direct or indirect material interest occurred or existed;

•	an immediate family member of any of the persons referenced in the preceding two bullets, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the persons referenced in the preceding two bullets, and any person (other than a tenant or employee) sharing the household of any of the persons referenced in the preceding two bullets; or

•	a firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board and our Board reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board and (ii) the affirmative vote of a majority of the Independent Directors. In determining whether to approve or ratify a transaction, our Board, disinterested Directors or Independent Directors, as the case may be, also act in accordance with any applicable provisions of our Charter and Bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described herein were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies, Charter and Bylaws, each as described above, and Maryland law. In the case of any transactions with us by employees of the Company who are subject to the Code but who are not our Directors or executive officers, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and the Code are available on our website, www.ta-petro.com.

Relationships with RMR and Others Related to It. We have relationships and historical and continuing transactions with SVC, RMR, RMR Inc., and others related to them, including Other RMR Clients and some of which have directors, trustees or officers who are also our Directors or officers. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Our Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President and General Counsel, and Secretary are officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of Other RMR Clients. RMR Inc. is the managing member of RMR. Mr. Portnoy also serves as the chair of the boards and as a managing trustee of each of the Other RMR Clients, including serving as the chair of the board of trustees and as a managing trustee of SVC. Mr. Portnoy is the largest owner and a director of Sonesta International Hotels Corporation (“Sonesta”) and Sonesta is SVC’s largest hotel operator. One of Sonesta’s other directors serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s other director, president and chief executive officer is a managing trustee and the former president and chief executive officer of SVC and an officer of RMR. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR provides management services to both the Company and SVC and provides certain services to Sonesta.

As of March 31, 2023, RMR owned 662,000 Common Shares (including indirectly through RMR), representing approximately 4.4% of our Common Shares.

Relationship with SVC. The Company was a 100% owned subsidiary of SVC until SVC distributed the Common Shares it then owned to its stockholders in 2007. We are SVC’s largest tenant and SVC is our principal landlord and a significant stockholder of ours. As of March 31, 2023, SVC owned 1.185 million Common Shares, representing approximately 7.8% of our outstanding Common Shares.

Spin-Off Transaction Agreement. In connection with our spin-off from SVC in 2007, we entered a transaction agreement with SVC and RMR, pursuant to which we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we purchase, lease, mortgage or otherwise finance that travel center to or with another party, and we granted SVC and any Other RMR Client a right of first refusal to acquire or finance any real estate of the types in which SVC or such other companies invest before we do. We also agreed that for so long as we are a tenant of SVC we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct our management and policies or any of our subsidiary tenants or guarantors under our leases with SVC; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of certain of the Directors to continue to constitute a majority of our Board or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC’s ability to qualify as a real estate investment trust and to indemnify SVC for any liabilities it may incur relating to our assets and business.

SVC Leases. As of December 31, 2022, we leased from SVC a total of 177 properties under five leases, which we refer to collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years each under each of the SVC Leases. The SVC Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which SVC leases the property and subleases it to us. We also are required generally to indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The SVC Leases require us to maintain the leased properties, including structural and non-structural components.

We recognized total real estate rent expense under the SVC Leases of $256.2 million for the year ended December 31, 2022. The SVC Leases provide for payment to SVC of percentage rent, calculated at 3.5% of the increase in total nonfuel revenues at each property over applicable base year levels. As of December 31, 2022, the estimated future payments related to underground storage tanks at our SVC leased properties were $27.3 million.

We paid deferred rent to SVC of $17.6 million in 2022 pursuant to our rent deferral agreement with SVC. We paid the remaining deferred rent amount we owed of $4.4 million to SVC in January 2023.

Under the SVC Leases, we may request that SVC purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our annual minimum rent according to the following formula: the annual minimum rent will be increased by an amount equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During the year ended December 31, 2022, we did not sell to SVC any improvements we made to properties leased from SVC.

As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. We recognized sublease rental income of approximately $1.9 million for the year ended December 31, 2022.

In connection with our entering into the Merger Agreement, on February 15, 2023, we and TA Operating LLC (together the “TCA Parties”), entered into a Consent Agreement with SVC (the “SVC Consent Agreement”) pursuant to which SVC and its applicable subsidiaries: (1) consented to our entering into the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (the “BP Acquisition”); (2) agreed to amend and restate the SVC Leases and guaranty agreements with the applicable TCA Parties, effective at the time of the Merger; and (3) agreed to sell to us certain tradenames and trademarks associated with our business that SVC or its applicable subsidiaries own at their current book value of $89.4 million, effective at the time of the Merger.

Sonesta Franchising Agreement. We entered into a franchising agreement, or Franchising Agreement, with Sonesta RL Hotels Franchising Inc., a subsidiary of Sonesta concerning a hotel owned by SVC and operated by us in Sparks, Nevada. The Franchising Agreement provides for an initial term of six years, with renewal options. Pursuant to the Franchise Agreement, we will pay a monthly fee of $3,207, or an aggregate fee of $0.2 million over six years.

Because at least 80% of Messrs. Pertchik’s, Crage’s and Young’s business time is devoted to services to us, we pay 80% of Messrs. Pertchik’s, Crage’s and Young’s total cash compensation (that is, the combined base salary and cash bonus paid by the Company and RMR) and RMR pays the remainder. Messrs. Pertchik, Crage and Young are also eligible to participate in certain RMR benefit plans and to receive share awards from RMR Inc. and Other RMR Clients. We believe the compensation we paid to these officers reasonably reflected their division of business time and efforts; however, periodically, these individuals may divide their business time and efforts differently than they do currently and their compensation from us may become disproportionate to this division.

Additionally, each of Messrs. Pertchik, Crage, and Young during 2022 received share awards from RMR Inc. and Other RMR Clients, including SVC, in their capacities as officers of RMR.

During 2022, we purchased approximately 48,000 Common Shares, at the closing price of the Common Shares on the Nasdaq on the date of purchase, from certain of our officers and employees and officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of Common Shares.

We have a business management agreement with RMR to provide management services to us that relate to various aspects of our business generally, including, but not limited to, services related to compliance with various laws and rules applicable to our status as a public company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. This agreement is described below, see “— Business Management Agreement with RMR.”

Business Management Agreement with RMR. Under our business management agreement with RMR, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly and totaled approximately $16.2 million for 2022.

The current term of our business management agreement with RMR ends on December 31, 2023, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days’ written notice, and we have the right to terminate the business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal. Upon consummation of the transactions contemplated by the Merger Agreement, we will terminate our business management agreement with RMR pursuant to its terms and pay the termination fee currently estimated to be approximately $45.0 million.

Expense Reimbursement. Pursuant to our business management agreement, we are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and Other RMR Clients. The internal audit costs allocated to and paid by us were approximately $0.3 million for the year ended December 31, 2022. These amounts are in addition to the business management fees paid to RMR.

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

Stock Awards to RMR Employees. We award Common Shares to certain employees of RMR under the Equity Compensation Plan who are not also Directors, officers or employees of the Company. During 2022, we awarded approximately 28,000 Common Shares to such persons. Those awards had an aggregate value of approximately $1.3 million, based upon the closing prices of the Common Shares on the Nasdaq on the date of the award. One fifth of those stock awards vested on the date of the award and one fifth vests on each of the next four anniversaries of the date of the award. These stock awards to RMR employees are in addition to the fees we pay to RMR and the stock awards to our Directors, officers and employees (some of whom are also officers and employees of RMR).

On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of Common Share awards previously awarded to them under our Equity Compensation Plan. The aggregate value of the Common Share awards we so accelerated, measured as of the effective dates of acceleration, was less than $0.1 million, in aggregate, for the year ended December 31, 2022.

Directors’ and Officers’ Liability Insurance. We, RMR Inc. and certain Other RMR Clients participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2024. We paid an aggregate premium of approximately $0.4 million for this policy for the year ended December 31, 2022.

The foregoing descriptions of our agreements with RMR, SVC and Sonesta are summaries and are qualified in their entirety by the terms of the agreements. A further description of the terms of certain of those agreements is included in the Original Filing. In addition, copies of certain of the agreements evidencing these relationships are filed with the SEC and may be obtained from the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR provides management services.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees and All Other Fees

The following table shows the fees for audit and other services provided to us by Deloitte & Touche LLP (“Deloitte”) for the period it served as our independent auditor for the fiscal year ended December 31, 2022.

2022 Fees (1)
Audit Fees	1,738,809
Audit Related Fees	—
Tax Fees	—
All Other Fees	—

The following table shows the fees for audit and other services provided to us by RSM US LLP for the period it served as our auditor for the fiscal year ended December 31, 2021.

2021 Fees
Audit Fees	1,658,256
Audit Related Fees	—
Tax Fees	26,230
All Other Fees	—

(1)	The amount of audit fees for 2022 audit services provided by Deloitte is based on the fees billed and paid to date and on the estimate for remaining fees for 2022 and services provided by Deloitte, including in connection with the audit of the Company’s 2022 financial statements and internal control over financial reporting. The final amount of the fees for those services may vary from the estimate provided.

Audit Fees. This category includes fees associated with the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements and any applicable Current Reports on Form 8-K and the review of our Quarterly Reports on Form 10-Q.

Audit Related Fees. This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in “Audit Fees.” These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.

Tax Fees. This category consists of fees for tax services, including tax compliance, tax advice and tax planning.

All Other Fees. This category consists of services that are not included in the above categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has established policies and procedures that are intended to control the services provided by our independent auditors and to monitor their continuing independence. Under these policies, our independent auditors may not undertake any services unless the engagement is specifically approved by our Audit Committee or the services are included within a category that has been approved by our Audit Committee. The maximum charge for services is established by our Audit Committee when the specific engagement or the category of services is approved. In certain circumstances, our management is required to notify our Audit Committee when approved services are undertaken and our Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. Our Director of Internal Audit is responsible for reporting to our Audit Committee regarding compliance with these policies and procedures.

Our Audit Committee will not approve engagements of our independent auditors to perform non-audit services for us if doing so will cause our independent auditors to cease to be independent within the meaning of applicable SEC or Nasdaq rules. In other circumstances, our Audit Committee considers, among other things, whether our independent auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the rules of the Public Company Accounting Oversight Board.

All services for which we engaged Deloitte in 2022 and RSM US LLP in 2022 and 2021, in each case, at such times as they served as our independent auditors, were approved by our Audit Committee. The total fees for audit services provided by Deloitte in 2022 and audit and non-audit services provided by RSM US LLP in 2021, in each case, at such times as they served as our independent auditors, are set forth above and, for 2022, include estimated fee amounts. The tax fees charged by RSM US LLP in 2021 include fees for tax compliance services, including those related to the Company’s income tax returns for fiscal year ended December 31, 2021. Our Audit Committee approved the engagement of RSM US LLP in 2021 to provide the non-audit services described above because it determined that RSM US LLP providing these services would not compromise the independent auditor’s independence and that such firm’s familiarity with our record keeping and accounting systems would permit the firm to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain comparable quality services from other providers.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

No financial statements or supplementary data are filed with this report on Form 10-K/A. See Index to Financial Statements included in the Original Filing.

(b) Exhibits

Exhibit No.		Description
2.1	††	Agreement and Plan of Merger, dated as of February 15, 2023, by and among BP Products North America (Inc., Bluestar RTM Inc. and TravelCenters of America Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 16, 2023)
3.1		Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)
3.2		Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)
3.3		Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)
3.4		Articles of Amendment to the Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 26, 2020)
3.5		Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)
4.1		Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)
4.2		Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 15, 2013)
4.3		First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 15, 2013)
4.4		Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed on December 16, 2014)

Exhibit No.	Description
4.5	Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed on October 5, 2015)
4.6	Fourth Supplemental Indenture by and between TravelCenters of America Inc. (as successor by statutory conversion to TravelCenters of America LLC) and U.S. Bank National Association, as trustee, dated as of August 1, 2019 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 1, 2019)
4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)
4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)
4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)
4.10	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
10.1	Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 20, 2007)
10.2	Registration Rights Agreement, dated as of August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)
10.3	Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)
10.4	Joinder Agreement, dated as of February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)
10.5	Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2014)

Exhibit No.		Description
10.6		Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of July 19, 2019, by and among TravelCenters of America LLC and TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities party thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2019)
10.7		Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of December 14, 2020, among TravelCenters of America Inc. and TA Operating LLC, as borrowers, each of the guarantors named therein, Wells Fargo Capital Finance LLC, as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2020)
10.8		Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)
10.9	*	Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)
10.10	†	WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 2, 2021)
10.11	†	Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed on November 2, 2021)
10.12	†	Amendment # 4 to the WEX Merchant Acceptance Agreement, dated as of December 6, 2021, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)
10.13		Amendment # 5 to the WEX Merchant Acceptance Agreement, dated as of March 8, 2022, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on May 3, 2022)
10.14	†	Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on May 4, 2021)
10.15	†	Second Amendment to the Comdata Merchant Agreement, effective as of December 4, 2020, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)
10.16	†	Third Amendment to the Comdata Merchant Agreement, effective as of April 14, 2022, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on August 2, 2022)

Exhibit No.		Description
10.17	†	Fourth Amendment to the Comdata Merchant Agreement, effective as of May 20, 2022, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on August 2, 2022)
10.18		Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)
10.19		Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.20		First Amendment to Second Amended and Restated Lease Agreement No. 1, dated as of May 6, 2022, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed August 2, 2022)
10.21		Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.22		Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.23		First Amendment to Second Amended and Restated Lease Agreement No. 3, dated as of October 31, 2022, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
10.24		Assignment of Lease; Acceptance of Assignment and Assumption of Lease; Landlord's Partial Release of Assignor and Consent to Assignment of Lease; and Amendment of Lease (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
10.25		Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.26		First Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of March 9, 2021, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed May 4, 2021)
10.27		Second Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of November 9, 2021, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed February 23, 2022) (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed February 23, 2022)

Exhibit No.		Description
10.28		Amended and Restated Lease Agreement No. 5, dated October 14, 2019, by and among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.29		Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.30		Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.31		Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.32		Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.33		Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)
10.34	*	Form of Restricted Stock Agreement under the TravelCenters of America Inc. 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.85 to our Annual Report on Form 10-K filed on February 25, 2020)
10.35	*	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2021)
10.36	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2022)
10.37	*	Form of Restricted Stock Agreement under the TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)
10.38		Credit Agreement, dated as of December 14, 2020 among TravelCenters of America Inc., Citibank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2020)
10.39		Consent and Amendment Agreement, dated as of February 15, 2023, by and among the parties identified therein as the SVC parties, the parties identified therein as the TCA parties and BP Products North America Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2023)

Exhibit No.		Description
10.40	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 16, 2023)
21.1		Subsidiaries of TravelCenters of America Inc. (Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
23.1		Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
23.2		Consent of RSM US LLP (Incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
31.3		CEO Rule 13a-14(a) Certifications related to this Amendment No. 1 on Form 10-K/A (filed herewith)
31.4		CFO Rule 13a-14(a) Certifications related to this Amendment No. 1 on Form 10-K/A (filed herewith)
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (Incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
101.SCH		XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this Exhibit.
††	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America Inc

By:	/s/Jonathan M. Pertchik
Jonathan M. Pertchik Managing Director and Chief Executive Officer
April 26, 2023