Form 10-Q
period 2023-03-31
TravelCenters of America Inc. /MD/
filed 2023-04-27
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant’s shares of common stock outstanding as of April 20, 2023: 15,099,648.

As used herein, the terms “we,” “us,” “our” and “TA” include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except par value amount)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$385,903	$416,012
Accounts receivable (net of allowance for doubtful accounts of $1,585 and $1,361 as of March 31, 2023 and December 31, 2022, respectively)	194,470	206,622
Inventory	252,455	272,074
Other current assets	49,579	47,192
Total current assets	882,407	941,900

Property and equipment, net	1,004,560	999,404
Operating lease assets	1,557,689	1,576,538
Goodwill	37,110	37,110
Intangible assets, net	14,202	14,485
Other noncurrent assets	81,218	83,470
Total assets	$3,577,186	$3,652,907

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$245,013	$253,571
Current operating lease liabilities	111,781	113,940
Other current liabilities	184,303	216,138
Total current liabilities	541,097	583,649

Long term debt, net	524,051	524,206
Noncurrent operating lease liabilities	1,528,025	1,551,027
Other noncurrent liabilities	115,522	120,819
Total liabilities	2,708,695	2,779,701

Stockholders’ equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of March 31, 2023 and December 31, 2022, and 15,100 and 15,105 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	14
Additional paid-in capital	793,281	791,711
Accumulated other comprehensive loss	(8)	(19)
Retained earnings	75,202	81,500
Total stockholders’ equity	868,491	873,206
Total liabilities and stockholders’ equity	$3,577,186	$3,652,907
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Fuel	$1,720,057	$1,806,114
Nonfuel	515,674	487,082
Rent and royalties from franchisees	3,287	3,877
Total revenues	2,239,018	2,297,073

Costs and expenses:
Fuel product cost	1,624,802	1,693,195
Nonfuel product cost	191,596	191,785
Site level operating expense	278,917	252,044
Selling, general and administrative expense	51,559	41,309
Real estate rent expense	64,701	64,646
Depreciation and amortization expense	27,099	24,231
Other operating expense (income), net	698	(2,182)

(Loss) income from operations	(354)	32,045

Interest expense, net	9,611	11,530
Other income, net	(906)	(638)
(Loss) income before income taxes	(9,059)	21,153
Benefit (provision) for income taxes	2,761	(4,849)
Net (loss) income attributable to common stockholders	$(6,298)	$16,304

Other comprehensive loss, net of taxes:
Foreign currency income (loss), net of taxes of $1 and $19, respectively	$11	$(26)
Other comprehensive income (loss) attributable to common stockholders	11	(26)

Comprehensive (loss) income attributable to common stockholders	$(6,287)	$16,278

Net (loss) income per share of common stock attributable to common stockholders:
Basic and diluted	$(0.42)	$1.10
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,298)	$16,304
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent payments and noncash rent adjustments	(5,991)	(5,725)
Depreciation and amortization expense	27,099	24,231
Gain on sale of assets	(152)	(2,182)
Deferred income taxes	(5,523)	4,804
Changes in operating assets and liabilities:
Accounts receivable	11,911	(90,503)
Inventory	19,620	(29,987)
Other assets	(4,627)	3,642
Accounts payable and other liabilities	(30,740)	137,266
Other, net	3,522	1,269
Net cash provided by operating activities	8,821	59,119

Cash flows from investing activities:
Capital expenditures	(38,803)	(50,053)
Investment in equity investee	—	(1,000)
Other	1,942	1,833
Net cash used in investing activities	(36,861)	(49,220)

Cash flows from financing activities:
Payments on long term debt	(704)	(666)
Other, net	(1,365)	(1,118)
Net cash used in financing activities	(2,069)	(1,784)

Effect of exchange rate changes on cash	—	36
Net (decrease) increase in cash and cash equivalents	(30,109)	8,151
Cash and cash equivalents at the beginning of the period	416,012	536,002
Cash and cash equivalents at the end of the period	$385,903	$544,153

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$12,387	$10,984
Income taxes paid, net	(25)	(155)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars and shares in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
December 31, 2022	15,105	$14	$791,711	$(19)	$81,500	$873,206
Grants under share award plan and stock based compensation, net	(5)	2	1,570	—	—	1,572
Other comprehensive income, net of taxes	—	—	—	11	—	11
Net loss	—	—	—	—	(6,298)	(6,298)
March 31, 2023	15,100	$16	$793,281	$(8)	$75,202	$868,491

December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853
Grants under share award plan and stock based compensation, net	(2)	—	1,201	—	—	1,201
Other comprehensive loss, net of taxes	—	—	—	(26)	—	(26)
Net income	—	—	—	—	16,304	16,304
March 31, 2022	14,837	$14	$786,798	$(224)	$(66,256)	$720,332
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of March 31, 2023, we operated or franchised 286 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of March 31, 2023, our business included 286 travel centers in 44 states in the United States, primarily along the U.S. interstate highway system, operated primarily under the “TravelCenters of America,” “TA,” “TA Express,” “Petro Stopping Centers” and “Petro” brand names. Of these travel centers, we owned 56, we leased 181, we operated two for a joint venture and 47 were owned or leased from others by our franchisees. We operated 239 of our travel centers and franchisees operated 47 travel centers. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of March 31, 2023, our business included three standalone truck service facilities that we operate under the “TA Truck Service” brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry.
The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report. In the opinion of our management, the accompanying unaudited interim consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. The current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
The Proposed Merger
On February 15, 2023, we entered into an Agreement and Plan of Merger, the Merger Agreement, with BP Products North America Inc., or BP, and Bluestar RTM Inc., or Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into TA, or the Merger, with TA surviving the Merger.
As a result of the Merger, at the effective time of the Merger, or the Effective Time, each share of our common stock outstanding immediately prior to the Effective Time (other than shares of our common stock (i) owned by BP or Merger Subsidiary immediately prior to the Effective Time, or (ii) held by any subsidiary of ours or BP (other than Merger Subsidiary) immediately prior to the Effective Time), will be converted into the right to receive $86.00 in cash, without interest, or the Merger Consideration.
Immediately prior to the Effective Time, each then-outstanding share of our common stock granted subject to vesting or other lapse restrictions under any TA stock plan that is outstanding immediately prior to the Effective Time will vest in full and become free of such restrictions and will be converted into the right to receive the Merger Consideration under the same terms and conditions as apply to the receipt of the Merger Consideration by holders of our common stock generally.
The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) receipt by us of approval from our stockholders, or the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, which expired on April 10, 2023, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; (vi) the absence of a material adverse effect with respect to TA; and (vii) the execution, release and delivery of the Consent and Amendment Agreement, dated as of February 15, 2023, by and among us, our subsidiary TA Operating LLC, BP, Service Properties Trust, or SVC, and certain of SVC’s subsidiaries, or the SVC Consent Agreement, and all agreements entered into pursuant thereto.
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the Effective Time.
The Merger Agreement also includes a covenant requiring us not to solicit any acquisition proposal, and, subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with, related to an acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, our board of directors will not withhold, withdraw, amend or modify, or publicly propose to do any of the foregoing, its recommendation in a manner adverse to BP, adopt, approve or recommend to our stockholders an acquisition proposal, fail to reaffirm its recommendation within 10 business days following BP’s written request, fail to recommend against acceptance of a tender or exchange offer for shares of our common stock within 10 business days after the commencement thereof, nor fail to include its recommendation in the proxy statement related to the Merger. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received a written, bona fide, unsolicited acquisition proposal from any third party (or a group of third parties) that our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a superior proposal, and the failure to take the following actions would reasonably be expected to be inconsistent with its duties under applicable law, then we, directly or indirectly through certain specified representatives may, subject to certain conditions, engage in discussions with such third party and furnish to such third party non-public information relating to us pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, in respect to a superior proposal we receive after the date of the Merger Agreement on an unsolicited basis, if our board of directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be reasonably expected to be inconsistent with its duties under applicable law, our board of directors may, subject to compliance with certain conditions, (i) make an Adverse Recommendation Change (as defined in the Merger Agreement) or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal.
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
In connection with entering into the Merger Agreement, we agreed with BP and SVC to amend and restate our subsidiary’s leases with certain of SVC’s subsidiaries, and corresponding guaranty agreements, in each case effective at the Effective Time, conditioned on the occurrence of the closing of the Merger. SVC has consented to the entry by TA into the Merger Agreement and the consummation of the transactions contemplated thereby and any resulting change in control or assignment of TA resulting from either or both of the Merger and such transactions. In addition, SVC has agreed to vote its shares in favor of the sale.
Subject to the satisfaction of the remaining conditions to the closing of the Merger, we expect the closing of the transactions contemplated by the Merger Agreement to occur by May 15, 2023.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on March 31, 2023, was $333,996.
Recently Issued Accounting Pronouncement and Other Accounting Matters
The following table summarizes recent accounting standard updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB, that could have an impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
Recently Adopted Standards
ASU 2020-04 - Reference Rate Reform (Topic 848) Facilitation of the effects of Reference Rate Reform of Financial Reporting, as amended by ASU 2021-01 and ASU 2022-06	These updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform; clarifies that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition; and defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.	January 1, 2023	These updates did not have a material impact on our consolidated financial statements.

2. Revenues
We recognize revenues based on the consideration specified in the contract with the customer, less estimates for variable consideration (such as customer loyalty programs and customer rebates) and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our travel center locations. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income. Nonfuel revenues disaggregated by type of good or service for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Nonfuel revenues:
Store and retail services	$179,437	$179,540
Truck service	207,441	188,384
Restaurant	82,880	74,338
Diesel exhaust fluid	45,916	44,820
Total nonfuel revenues	$515,674	$487,082

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Contract Liabilities
As of December 31, 2022, our contract liability balances (for customer loyalty programs, deferred franchise fees and gift cards) totaled $32,132, of which $27,807 was recognized as revenue during three months ended March 31, 2023. As of March 31, 2023, our contract liabilities totaled $31,889 and are presented in our consolidated balance sheets in other current and other noncurrent liabilities. As of March 31, 2023, we expect that the unsatisfied performance obligations relating to our customer loyalty programs and other contract liabilities of $25,124, will generally be satisfied within 12 months. As of March 31, 2023, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods is approximately $750 for each of the years 2023 through 2027.

3.    Stockholders’ Equity
The following table presents a reconciliation of net income attributable to common stockholders to net (loss) income available to common stockholders and the related (loss) earnings per share of common stock for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to common stockholders	$(6,298)	$16,304
Less: net (loss) income attributable to participating securities	(231)	512
Net (loss) income available to common stockholders	$(6,067)	$15,792

Weighted average shares of common stock(1)	14,547	14,372

Basic and diluted net (loss) income per share of common stock attributable to common stockholders	$(0.42)	$1.10
(1) Excludes unvested shares of common stock awarded under our share award plan, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended March 31, 2023 and 2022, was 554 and 466, respectively.

4.    Leasing Transactions
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
As of March 31, 2023, our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC Lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC
As of March 31, 2023, we leased from SVC a total of 177 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years under each of the SVC Leases.
We recognized total real estate rent expense under the SVC Leases of $63,601 and $63,907 for the three months ended March 31, 2023 and 2022, respectively. Included in these rent expense amounts are percentage rent payable of $2,385 and $2,499 respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, net adjustments to record minimum annual rent on a straight line basis over the terms of the leases, the estimated future payments by us for the cost of removing underground storage tanks on a straight line basis and the benefit of other lease incentives. As of March 31, 2023, the present value of the estimated future payments related to these underground storage tanks were $27,775 and are recorded in other noncurrent liabilities on our consolidated balance sheets. As of December 31, 2022, the remaining balance of our deferred rent obligations was $4,404 and we paid that amount in January 2023.
As of March 31, 2023, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three months ended March 31, 2023 and 2022.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $576 and $423 for the three months ended March 31, 2023 and 2022, respectively.
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive (loss) income, as shown in the following table. For the three months ended March 31, 2023 and 2022, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive (Loss) Income	Three Months Ended March 31,
		2023	2022
Operating lease costs: SVC Leases	Real estate rent expense	$60,738	$60,964
Operating lease costs: other	Real estate rent expense	906	552
Variable lease costs: SVC Leases	Real estate rent expense	2,863	2,943
Variable lease costs: other	Real estate rent expense	194	187
Total real estate rent expense		64,701	64,646
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	832	942
Financing lease costs: equipment and other	Site level operating expense	60	155
Short-term lease costs	Site level operating expense and selling, general and administrative expense	216	105
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	553
Amortization of finance lease assets: other	Depreciation and amortization expense	983	757
Interest on finance lease liabilities: SVC Leases	Interest expense, net	282	298
Interest on finance lease liabilities: other	Interest expense, net	167	164
Sublease income	Nonfuel revenues	(576)	(423)
Net lease costs		$67,218	$67,197

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Lease Assets and Liabilities
As of March 31, 2023 and December 31, 2022, our operating lease assets and liabilities consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

	March 31, 2023	December 31, 2022
Operating lease assets:
SVC Leases	$1,531,944	$1,560,616
Other	25,745	15,922
Total operating lease assets	$1,557,689	$1,576,538

Current operating lease liabilities:
SVC Leases	$107,984	$110,521
Other	3,797	3,419
Total current operating lease liabilities	$111,781	$113,940

Noncurrent operating lease liabilities:
SVC Leases	$1,505,574	$1,538,031
Other	22,451	12,996
Total noncurrent operating lease liabilities	$1,528,025	$1,551,027

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of March 31, 2023 and December 31, 2022, our finance lease assets and liabilities consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

	March 31, 2023	December 31, 2022
Finance lease assets:
SVC Leases	$23,777	$24,330
Other	15,513	16,205
Total finance lease assets	$39,290	$40,535

Current finance lease liabilities:
SVC Leases	$1,586	$1,552
Other	3,756	3,690
Total current finance lease liabilities	$5,342	$5,242

Noncurrent finance lease liabilities:
SVC Leases	$24,106	$24,517
Other	12,327	13,934
Total noncurrent finance lease liabilities	$36,433	$38,451
Lease Maturities and Other Information
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2023, were as follows:

	SVC Leases (1)	Other	Total
Years ended December 31:
2023	$187,645	$3,942	$191,587
2024	250,388	4,922	255,310
2025	250,375	4,848	255,223
2026	250,371	4,335	254,706
2027	250,392	3,464	253,856
Thereafter	1,285,536	11,541	1,297,077
Total operating lease payments	2,474,707	33,052	2,507,759
Less: present value discount(1)	(861,149)	(6,799)	(867,948)
Present value of operating lease liabilities	$1,613,558	$26,253	$1,639,811
(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of March 31, 2023, was approximately 10 years. Our weighted average discount rate for our operating leases as of March 31, 2023, was approximately 9.1%.
During the three months ended March 31, 2023 and 2022, we paid real estate rent payments of $70,693 and $70,371, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Maturities of our finance lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2023, were as follows:

	SVC Leases (1)	Other	Total
Years ended December 31:
2023	$1,996	$3,297	$5,293
2024	2,722	3,954	6,676
2025	2,790	3,349	6,139
2026	2,860	2,982	5,842
2027	2,932	2,685	5,617
Thereafter	19,194	1,416	20,610
Total finance lease payments	32,494	17,683	50,177
Less: present value discount(1)	(6,802)	(1,600)	(8,402)
Present value of finance lease liabilities	$25,692	$16,083	$41,775

(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.
The weighted average remaining lease term for our finance leases as of March 31, 2023, was approximately 8 years. Our weighted average discount rate for our finance leases as of March 31, 2023, was approximately 4.3%.
During the three months ended March 31, 2023 and 2022, we paid $1,818 and $1,035, respectively, for amounts that had been included in the measurement of our finance lease liabilities.
In connection with entering into the Merger Agreement, we and our wholly-owned subsidiary, TA Operating LLC, or together the TCA Parties, entered into the SVC Consent Agreement with SVC pursuant to which, among other things, SVC consented to our entering into the Merger Agreement and the consummation of the Merger and agreed to enter into amended and restated lease and guarantee agreements with the applicable TCA Parties, which would be entered into at the effective time of the Merger. For more information about the Merger and the SVC Consent Agreement, see Notes 1 and 6 of this Quarterly Report.
As a Lessor
During 2022, we acquired the operating assets related to two travel centers we previously leased to franchisees. Rent revenues from these operating leases totaled $595 for the three months ended March 31, 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of owned properties to third parties to operate other retail operations.

5.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,544 and $3,639 for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income. For more information about our relationship with RMR, see Note 6 of this Quarterly Report and our Annual Report.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
6.    Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., the chair of the board of directors, a managing director, and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC’s officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing trustee of these public companies, including SVC. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.
As of March 31, 2023, Mr. Portnoy beneficially owned 662 shares of our common stock (including indirectly through RMR), representing approximately 4.4% of our outstanding shares of common stock.
Relationship with SVC
We are SVC’s largest tenant and SVC is our principal landlord and a significant stockholder of ours. As of March 31, 2023, SVC owned 1,185 shares of our common stock, representing approximately 7.8% of our outstanding shares of common stock. As of March 31, 2023, we leased from SVC a total of 177 travel center properties under the SVC Leases. See Note 4 of this Quarterly Report for more information about our lease agreements with SVC.
In connection with our entering into the Merger Agreement, SVC entered into the SVC Consent Agreement. SVC also entered into a voting agreement with BP pursuant to which SVC agreed to vote all of its shares of our common stock in favor of our sale to BP and against any alternative acquisition proposal. See Notes 1 and 4 of this Quarterly Report for more information about our sale to BP and the Consent Agreement.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 5 of this Quarterly Report for more information about our business management agreement with RMR.
In connection with the Merger Agreement, on February 15, 2023, RMR entered into a voting agreement with BP pursuant to which RMR agreed to vote all of its shares of our common stock in favor of our sale to BP and against any alternative acquisition proposal.
For more information about these and other such relationships and certain other related person transactions, see our Annual Report.

7.    Contingencies
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
As of March 31, 2023, we had a current liability of $2,572 and a noncurrent liability of $1,068 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balance sheets, for expected recoveries of certain of these estimated future expenditures of $578. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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
Legal Proceedings
We are routinely involved in various legal and administrative proceedings incidental to the ordinary course of business, including commercial disputes, employment related claims, wage and hour claims, premises liability claims and tax audits among others. We and our directors are also involved in litigation related to the Merger and certain of our disclosures about the Merger. We do not expect that any litigation or administrative proceedings in which we are presently involved, or of which we are aware, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

8.    Inventory
Inventory as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Nonfuel products	$205,569	$212,811
Fuel products	46,886	59,263
Total inventory	$252,455	$272,074

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report. Unless indicated otherwise, amounts are in thousands of dollars, shares of common stock or gallons, as applicable.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of March 31, 2023, we operated or franchised 286 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry.
Recent Significant Events
The Proposed Merger
On February 15, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BP Products North America Inc., or BP, Bluestar RTM Inc., a Maryland corporation and an indirect wholly-owned subsidiary of BP, or Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into the Company, or the Merger, with the Company surviving the Merger.
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
Immediately prior to the Effective Time, each then-outstanding share of our common stock granted subject to vesting or other lapse restrictions under any TA stock plan that is outstanding immediately prior to the Effective Time will vest in full and become free of such restrictions and will be converted into the right to receive the Merger Consideration under the same terms and conditions as apply to the receipt of the Merger Consideration by holders of our common stock generally.
The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) receipt by us of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, or the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, which occurred April 10, 2023, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; (vi) the absence of a material adverse effect with respect to the Company; and (vii) the execution, release and delivery of the Consent and Amendment Agreement, dated as of February 15, 2023, by and among us, our subsidiary TA Operating LLC, BP, Service Properties Trust, or SVC, and certain of SVC’s subsidiaries, and all agreements entered into pursuant thereto.
We made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of our business and the business of our subsidiaries prior to the Effective Time.
The Merger Agreement also includes a covenant requiring us not to solicit any acquisition proposal, and, subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with, related to an acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, our Board of Directors will not withhold, withdraw, amend or modify, or publicly propose to do any of the foregoing, its recommendation in a manner adverse to BP, adopt, approve or recommend to our stockholders an acquisition proposal, fail to reaffirm its recommendation within ten business days following BP’s written request, fail to recommend against acceptance of a tender or exchange offer for shares of our common stock within ten business days after the commencement thereof, nor fail to include its recommendation in the proxy statement that will be prepared in connection with the company stockholder meeting, or the Proxy Statement. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received a written, bona fide, unsolicited acquisition proposal from any third party (or a group of third parties) that our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a superior proposal, and the failure to take the following actions would reasonably be expected to be inconsistent with its duties under applicable law, then we, directly or indirectly through certain specified representatives, may, subject to certain conditions, engage in discussions with such third party and furnish to such third party non-public information relating to TA or any of its subsidiaries pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, in respect to a superior proposal we receive after the date of the Merger Agreement on an unsolicited basis, if our board of directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be reasonably expected to be inconsistent with its duties under applicable law, the board of directors may, subject to compliance with certain conditions, (i) make an Adverse Recommendation Change (as defined in the Merger Agreement) or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal.
Subject to the satisfaction of the remaining conditions to the closing of the Merger, we expect the closing of the transactions contemplated by the Merger Agreement to occur by May 15, 2023.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to a Current Report on Form 8-K we filed with the Securities and Exchange Commission, or SEC, on February 16, 2023.
Economic Conditions
The United States economy has experienced high inflation since the beginning of 2022 and there are market expectations that inflation may remain at elevated levels for a sustained period. Labor availability has continued to be constrained and market labor costs have continued to increase and may further increase. The U.S. Federal Reserve Board also increased interest rates multiple times since early 2022, with the most recent increase occurring in March 2023. Recent developments in the financial markets has also added another element of uncertainty. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, increasing or sustained high interest rates, the continuing war between Russia and Ukraine and high fuel prices, will result in an economic slowdown or recession in the United States. If that occurs, demand for the transporting of products across the United States by trucks may decline, which may significantly adversely impact our business, results of operations and financial position.

Executive Summary of Financial Results
We generated a loss before income taxes of $9,059 during the three months ended March 31, 2023 and income before taxes of $21,153 during the three months ended March 31, 2022. The change in (loss) income before income taxes of $30,212 compared to the prior year was primarily due to decreased fuel margins as a result of lower fuel market volatility in comparison to particularly favorable market conditions in the prior year, inflationary pressures in several areas of our business, including higher labor costs due to wage increases, higher product costs and other operating expenses, higher selling, general and administrative expense, primarily due to increased compensation costs, costs incurred by us with respect to the Merger Agreement and higher depreciation and amortization expense primarily due to the growth from increased capital expenditures and acquisitions.
The above factors were partially offset by increases in nonfuel revenues primarily due to inflation-driven price increases along with the opening of our new and reopening of certain existing restaurants and recent acquisitions.
Effects of Fuel Prices and Supply and Demand Factors
Our fuel revenues and fuel gross margin are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand and perceived and/or real impacts on supply that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel wholesale and retail prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors, for example the ongoing war between Russia and Ukraine and various countries’ actions in response to that war, are believed to have contributed to recent fears of supply constraint and, as a result, increases in the cost of oil and other fossil energy sources. While the unprecedented fuel price volatility we experienced throughout 2022 has begun to stabilize, albeit not to typical historic levels, the lower volatility during the three months ended March 31, 2023 has put downward pressure on our fuel margins.
Although there are several components that comprise and impact our fuel product costs, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. During the three months ended March 31, 2023, average fuel prices trended downward, decreasing 17.7% as compared to the beginning of the period, though still higher than typical historic levels. The average fuel price during the three months ended March 31, 2023, was 7.6% lower than the average fuel price during the three months ended March 31, 2022. These decreases in fuel prices were primarily due to milder weather conditions and softer demand during the first quarter of 2023, which contributed to higher inventory levels in the industry. Uncertainty in fuel supply still exists, however, in light of the continuing war between Russia and Ukraine and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports and further cuts in Russia's oil production and other factors. In the aggregate, we generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of volatile and rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of static and falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements.
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
We experienced slightly lower fuel sales volumes during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. These decreases primarily resulted from a decline in market conditions within the freight industry in addition to the initial stabilization of the unprecedented fuel price volatility we experienced throughout 2022. Despite experiencing that decline in fuel sales volume, we believe that future demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term, subject to a possible economic recession or substantial economic downturn, but could decline over time because of changes in trucking industry trends or consumer behavior due to inflationary pressures, technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies as well as possible further government regulation.  We believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize.
In addition, we believe that to some degree higher fuel prices and inflationary pressures resulted in less disposable income for our customers to purchase our nonfuel products and services. While nonfuel revenues and nonfuel margins increased 5.9% and 9.7%, respectively, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, continuing inflationary pressures may temper certain nonfuel transaction volumes.

Other Factors Affecting Comparability
Growth Strategies
We continue to prioritize and focus on key initiatives across our organization including top-line growth through high return capital investments, bottom-line growth through process improvement and cost discipline, continued introduction of efficient technology and systems and defining the future of on-highway mobility through a commitment to energy alternatives, all in support of our core mission to return every traveler to the road better than they came. The growth strategies and plans discussed in this section are subject to change if the Merger is completed.
Acquiring high quality existing travel centers and viable truck services facilities are key aspects of our strategic network growth plan. Our acquisition pipeline may enable us to add independent and franchised sites along active corridors to strengthen the geographic coverage of our network and expand our scope of products and services and customer segments through investments of capital and human resources in our truck service business.

Our growth strategy also includes adding franchised travel centers to our network. Since the beginning of 2020, we have entered into franchise agreements covering 68 travel centers to be operated under our travel center brand names. Five of these franchised travel centers began operations during 2020, two began operations during 2021, three began operations during 2022, and five began operations during the first quarter of 2023. We expect the remaining 53 to open by the second quarter of 2025.
Our capital expenditures plan for 2023 contemplates aggregate investments in the range of $135,000 to $150,000 and includes projects to enhance the guest experience through significant upgrades at our travel centers, the expansion of restaurants and food offerings and improvements to our technology systems infrastructure. Approximately 40% of our capital expenditures in 2023 are focused on growth initiatives that we expect to meet or exceed our 15% to 20% cash on cash return hurdle.
We are committed to embracing environmentally friendly energy sources through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace by working with the public sector and private companies to facilitate this initiative. Recent accomplishments expanding of our biodiesel and renewable diesel blending capabilities, increasing the availability of DEF at all diesel pumps nationwide and installing electric vehicle charging stations. We are also exploring ultra-high power truck charging and hydrogen fuel dispensing to provide energy alternatives as the transportation sector transitions to a lighter carbon footprint. We believe our large, well-located sites along highways will allow us to make EV charging and non-fossil fuel dispensing easily available to travelers.

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

Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Fuel	$1,720,057	$1,806,114	$(86,057)	(4.8)%
Nonfuel	515,674	487,082	28,592	5.9%
Rent and royalties from franchisees	3,287	3,877	(590)	(15.2)%
Total revenues	2,239,018	2,297,073	(58,055)	(2.5)%

Gross margin:
Fuel	95,255	112,919	(17,664)	(15.6)%
Nonfuel	324,078	295,297	28,781	9.7%
Rent and royalties from franchisees	3,287	3,877	(590)	(15.2)%
Total gross margin	422,620	412,093	10,527	2.6%

Site level operating expense	278,917	252,044	26,873	10.7%
Selling, general and administrative expense	51,559	41,309	10,250	24.8%
Real estate rent expense	64,701	64,646	55	0.1%
Depreciation and amortization expense	27,099	24,231	2,868	11.8%
Other operating (expense) income, net	698	(2,182)	2,880	132.0%

(Loss) Income from operations	(354)	32,045	(32,399)	(101.1)%

Interest expense, net	9,611	11,530	(1,919)	(16.6)%
Other income, net	(906)	(638)	(268)	(42.0)%
(Loss) Income before income taxes	(9,059)	21,153	(30,212)	(142.8)%
Benefit (provision) for income taxes	2,761	(4,849)	7,610	156.9%
Net (loss) income attributable to common stockholders	$(6,298)	$16,304	$(22,602)	(138.6)%

Three Months Ended March 31, 2023, as Compared to Three Months Ended March 31, 2022
Fuel Revenues. Fuel revenues for the three months ended March 31, 2023 decreased by $86,057, or 4.8%, as compared to the three months ended March 31, 2022. The decrease in fuel revenues was primarily due to a decrease in fuel sales volume and lower market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See “Effects of Fuel Prices and Supply and Demand Factors” for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2022	555,261	$1,806,114
Decrease due to petroleum products price changes		(49,381)
Decrease due to volume changes	(13,096)	(41,979)
Increase in wholesale fuel sales volume	2,095	5,303
Net change from prior year period	(11,001)	(86,057)
Results for the three months ended March 31, 2023	544,260	$1,720,057
Nonfuel Revenues. Nonfuel revenues for the three months ended March 31, 2023 increased by $28,592, or 5.9%, as compared to the three months ended March 31, 2022, primarily as a result of increases in our truck services, restaurants and diesel exhaust fluid, or DEF, revenue due to inflation-driven price increases, the opening of our new and reopening of certain existing restaurants and recent acquisitions. These increases were partially offset by lower overall transaction volumes.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended March 31, 2023 decreased by $590, or 15.2%, as compared to the three months ended March 31, 2022, primarily as a result of the elimination of rent and royalties due to the acquisitions of franchised travel centers during 2022, partially offset by franchised travel centers that began operations after March 31, 2022.
Fuel Gross Margin. Fuel gross margin for the three months ended March 31, 2023 decreased by $17,664, or 15.6%, as compared to the three months ended March 31, 2022, primarily as a result of the comparison against particularly favorable market conditions in the prior year and a decrease in fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended March 31, 2023 increased by $28,781, or 9.7%, as compared to the three months ended March 31, 2022, primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended March 31, 2023, increased 220 basis points to 62.8% from 60.6% for the three months ended March 31, 2022, primarily due to price increases and higher value work orders in Truck Service, improved DEF margins and efficiency improvements in restaurants associated with longer operating hours.
Site Level Operating Expense. Site level operating expense for the three months ended March 31, 2023 increased by $26,873, or 10.7%, as compared to the three months ended March 31, 2022, primarily as a result of inflationary pressures on labor costs and other operating expenses during the three months ended March 31, 2023. Site level operating expense as a percentage of nonfuel revenues increased 240 basis points to 54.1% for the three months ended March 31, 2023, from 51.7% for the three months ended March 31, 2022, primarily as a result of the above factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2023 increased by $10,250, or 24.8%, as compared to the three months ended March 31, 2022, primarily as a result of increased compensation costs, costs incurred by us with respect to the Merger Agreement, and other inflationary pressures on general corporate expenses.
Real Estate Rent Expense. Real estate rent expense for the three months ended March 31, 2023 increased by $55, or 0.1%, as compared to the three months ended March 31, 2022, primarily due to an increase in percentage rent payable on increased total nonfuel revenues at our applicable travel centers.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2023 increased by $2,868, or 11.8%, as compared to the three months ended March 31, 2022, primarily as a result of the growth in capital expenditures and acquisitions.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2023 decreased by $1,919, or 16.6%, as compared to the three months ended March 31, 2022 primarily as a result of higher interest income earned on money market investments due to higher short-term investment interest rates.

Benefit (provision) for Income Taxes. Benefit (provision) for income taxes for the three months ended March 31, 2023 was a benefit of $2,761 as compared to a provision of $4,849 for the three months ended March 31, 2022. The effective income tax rates were 27.5% and 22.4% for the three months ended March 31, 2023 and 2022, respectively, and were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and additional tax expense related to compensation, partially offset by federal tax credits.

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
•decreased demand for our products and services that we may experience as a result of competition, economic slowdown or otherwise;
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

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $385,903 at March 31, 2023, and net cash provided by operating activities of $8,821 for the three months ended March 31, 2023, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. As of March 31, 2023, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe we have sufficient financial resources to fund operating and financing costs and required capital expenditures for greater than 12 months.
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
We and certain of our subsidiaries are parties to an Amended and Restated Loan and Security Agreement, or the Credit Facility, that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR through June 30, 2023 or a base rate thereafter, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2023, based on our qualified collateral, a total of $172,100 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2023, there were no borrowings outstanding under the Credit Facility and $13,928 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $158,172 available for our use as of that date. As of

March 31, 2023, we were in compliance with all covenants of the Credit Facility. As of April 20, 2023, there were no borrowings outstanding under the Credit Facility and approximately $158,172 available under the Credit Facility for our use as of that date.
Term Loan Facility
We have a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly-owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly-owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of capital expenditures, updates to key information technology infrastructure and growth initiatives. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. In the absence of LIBOR, the Term Loan Facility provides an alternative base rate option for interest, which utilizes either the federal funds rate or the prime rate as the base. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, for each twelve month calendar year period (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due for the Excess Cash Flow Period ended December 31, 2022. We may prepay the remaining principal amounts outstanding under the Term Loan Facility without penalty. The Term Loan Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. As of March 31, 2023, we were in compliance with all covenants of the Term Loan Facility.
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

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the three months ended March 31, 2023 and 2022, as reflected in our consolidated statements of cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
Cash and cash equivalents at the beginning of the period	$416,012	$536,002	$(119,990)
Net cash provided by (used in):
Operating activities	8,821	59,119	(50,298)
Investing activities	(36,861)	(49,220)	12,359
Financing activities	(2,069)	(1,784)	(285)
Effect of exchange rate changes on cash	—	36	(36)
Cash and cash equivalents at the end of the period	$385,903	$544,153	$(158,250)
Cash Flows from Operating Activities. The change in net cash inflows from operating activities of $50,298 primarily resulted from a decrease in earnings and the effect of changes in working capital primarily due to a decrease in accounts payable, partially offset by decreases in accounts receivable and inventory.
Cash Flows from Investing Activities. The change in net cash outflows from investing activities of $12,359 primarily resulted from a decrease in capital expenditures.
Cash Flows from Financing Activities. The change in net cash outflows from financing activities of $285 primarily resulted from an increase in finance lease principal payments.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For further information about these and other such relationships and related party transactions, see Notes 4, 5 and 6 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, our Annual Report, and our other filings with the SEC. In addition, see Item 1A. “Risk Factors” in our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

Environmental and Climate Change Matters
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency, or EPA, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel.
For example, in April 2022, the National Highway Traffic Safety Administration announced more stringent fuel efficiency standards for passenger cars and light-duty trucks and has indicated its intent to develop new fuel efficiency standards for medium and heavy-duty trucks. In addition, the California Air Resources Board and other similar state government agencies routinely consider rulemaking activity to improve fuel efficiency and limit pollution from vehicles. In April 2023, the EPA proposed stricter emission standards to drive new light duty electric vehicle sales, or EV Sales, to 67% of total sales of light duty vehicles and medium and heavy duty EV Sales to 46% of medium and heavy duty vehicles by 2032. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher-efficiency fuel technologies and alternative energy sources. Regulations that limit or market demands to reduce carbon emissions may cause our costs at our locations to significantly increase, make some sites obsolete or completely disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at four of our travel centers, provide Tesla superchargers at three other locations, and expect to install light-duty charging at sites in Texas, Ohio and additional travel centers of ours nationwide. We are also preparing to offer hydrogen dispensing as another alternative fuel at specific travel centers.
Some observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on our and our franchisees’ sites or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future weather-related events or other climate changes that may occur will not have an adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading “Environmental Contingencies” in Note 7 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility maximum availability is subject to limits based on qualified collateral. As of March 31, 2023, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR through June 30, 2023 or a base rate thereafter, plus a premium. Interest on amounts outstanding under our Term Loan Facility are also calculated based on LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the fair value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.
We are exposed to risks arising from market price changes for diesel and gasoline fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future changes. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline, refinery or terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather-related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world, war, such as the war between Russia and Ukraine, and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports and Russia’s decision to reduce its oil production or other hostilities or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Additionally, consumer fears of a broader economic slowdown could have a negative impact on expected future demand and may affect supply expectations. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we pay for fuel and may also impact our customers’ demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for our locations; if there is a local supply disruption, our contract supplier(s) work to fulfill their contractual commitments. When this type of situation happens, we may also work with other suppliers to procure additional supply either locally or from surrounding markets to avoid outages at our locations. Second, we maintain modest fuel inventory of only up to a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on the composition of our fuel inventory as of March 31, 2023, and our fuel sales volume for the three months ended, March 31, 2023, each one cent change in the price of fuel would change our inventory value by $170 and our fuel revenues by $5,443.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2023.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:

•The expected timing for closing our proposed sale to BP Products North America Inc., or BP, a subsidiary of BP p.l.c., which is subject to certain conditions, including shareholder approval; as a result, the sale may not be completed on the timing or the terms expected or at all;
•The terms and conditions of our Agreement and Plan of Merger with BP, or the Merger Agreement, will require us to operate in the ordinary course of business and will restrict our ability to take certain corporate actions during the pendency of the sale and, if we fail to satisfy these conditions, BP may not be required to close the transaction or may be permitted to terminate the Merger Agreement. In addition, due to the terms and conditions of the Merger Agreement, we may not be able to execute certain corporate initiatives, make acquisitions, develop new locations or enter into franchise agreements that we believe would benefit our business, which could impair our anticipated growth, profitability and operational efficiency;
•Our fuel purchasing and inventory management practices may allow us to mitigate the impact of fuel price volatility;
•Our operating results for the three months ended March 31, 2023 reflect certain areas of improvements over the same period last year. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary or recessionary pressures, geopolitical risks, competitive conditions, fuel market dynamics, war and other hostilities, and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline;
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
•We plan to make acquisitions and develop new locations in the future. Managing and integrating acquired or developed locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial loss. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
•Our expectation that travel centers we acquire will reach financial stabilization within approximately one to three years after we complete capital improvements following our acquisition of the travel center, however, such travel centers may not reach financial stabilization on this timeline or ever;

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
•Our Credit Facility has a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At March 31, 2023, based on our eligible collateral at that date, our borrowing and letter of credit availability was $172.1 million, of which we had used $13.9 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation.  However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We may not spend the $135.0 million to $150.0 million of the capital expenditures in 2023 that we currently expect to spend, we may spend more or less than these amounts, we may spend these amounts in a different manner, these expenditures may not provide the benefits we expect and we may not realize our expected cash on cash return hurdle, and;
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
These and other unexpected results may be caused by various factors, some of which are beyond our control, including:
•The effect of the announcement of our proposed sale to BP on our operating results and business generally, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction, the outcome of any legal proceedings related to the proposed transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement, the ability of the parties to consummate the proposed transaction on a timely basis or at all, the satisfaction of the conditions precedent to consummation of the proposed transaction, including the ability to secure shareholder approval and the effects of proposals related to alternatives to our sale to BP;
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
•Acts of terrorism, geopolitical risks, political crises, wars or other military actions, public health crises, such as the ongoing COVID-19 pandemic, or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including SVC, RMR, and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2023	813	$43.64	—	$—
February 2023	441	41.05	—	—
March 2023	949	84.87	—	—
Total	2,203	$60.88	—	$—
(1) During the quarter ended March 31, 2023, all common stock purchases were made to satisfy share award recipients’ tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

Item 6.  Exhibits

2.1	†
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

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	April 27, 2023		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)